Form 10-Q
period 2025-09-30
Zicix Corp
filed 2025-11-14
CIK 1465311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-56789

ZICIX CORPORATION

(Exact name of registrant as specified in its charter)

nevada	74-2036525
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1901, The World Trade Centre 280 Gloucester Road, Causeway Bay Hong Kong, China
(Address of principal executive offices)	(Zip Code)

+ 852-91010998

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of November 10, 2025, the Company had outstanding 12,715,111 shares of common stock.

ZICIX CORPORATION

QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

INTRODUCTORY COMMENTS

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiary based in Hong Kong. Our investors hold shares of common stock in Zicix Corporation, the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Our ability to obtain contributions from our subsidiary are significantly affected by regulations promulgated by Hong Kong authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong” set forth in the Company’s Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 14, 2025 (the “Registration Statement”).

Zicix Corporation and our Hong Kong subsidiary are not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. However, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or that the PRC government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could value the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of our securities to significantly decline or become worthless.

There may be prominent risks associated with our operations being in Hong Kong. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the soon to be effective Data Security Law, may target the Company’s corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement, The business of our subsidiary is not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations.. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong” set forth in the Registration Statement.

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. Our auditor is based in Kuala Lumpur, Malaysia and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer’s public accounting firm within three years. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in the Registration Statement.

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong as summarized below and in “Risk Factors — Risks Relating to Doing Business in Hong Kong.” set forth in the Registration Statement.

•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth in the Registration Statement.

•	We are a holding company with operations conducted through our wholly owned subsidiary based in Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors- Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited. set forth in the Registration Statement.

•	There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” and “Transfers of Cash to and from our Subsidiary” set forth in the Registration Statement.

•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiary in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see ’Risk Factors- PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth in the Registration Statement.

•	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little to no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiary or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors- We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.” and “The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Registration Statement.

•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors- The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Registration Statement.

•	Under the Enterprise Income Tax Law of the PRC (“EIT Law”), we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Registration Statement.

•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.

•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors- Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth in the Registration Statement.

•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors- We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth in the Registration Statement.

•	We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors- It may be difficult for stockholders to enforce any judgment obtained in the United States against us, our officers or directors, which may limit the remedies otherwise available to our stockholders.” set forth in the Registration Statement.

•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Registration Statement.

References in this registration statement to the “Company,” “ZICX,” “we,” “us” and “our” refer to ZICIX Corporation, a Nevada company and its subsidiary on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

Transfers of Cash to and from Our Subsidiary

ZICIX Corporation is a Nevada holding company with no operations of its own. We conduct our operations in Hong Kong primarily through our subsidiary in Hong Kong. We may rely on dividends to be paid by our Hong Kong subsidiary to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our Hong Kong subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. To date, our subsidiary has not made any transfers, dividends or distributions to ZICIX Corporation and ZICIX Corporation has not made any transfers, dividends or distributions to our subsidiary.

ZICIX Corporation is permitted under the Nevada laws to provide funding to our subsidiary in Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiary is also permitted under the laws of Hong Kong to provide funding to ZICIX Corporation through dividend distribution without restrictions on the amount of the funds. As of the date of this registration statement, there has been no dividends or distributions among the holding company or the subsidiary nor do we expect such dividends or distributions to occur in the foreseeable future among the holding company and its subsidiary.

We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Subject to the Nevada Revised Statutes and our bylaws, our board of directors may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due. There is no further Nevada statutory restriction on the amount of funds which may be distributed by us by dividend.

Hong Kong

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from ZICIX Corporation to our Hong Kong subsidiary or from our Hong Kong subsidiary to ZICIX Corporation. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HK dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S. investors.

Current PRC regulations permit PRC subsidiaries to pay dividends to Hong Kong subsidiaries only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, subsidiaries in China are required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. As of the date of this registration statement, we do not have any PRC subsidiaries.

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiary are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our common stock.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong subsidiary to ZICIX Corporation. If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to Hong Kong subsidiaries will be subject to PRC taxes, including business taxes and VAT. As of the date of this registration statement, we do not have any PRC subsidiaries and our Hong Kong subsidiary has not made any transfers, dividends or distributions nor do we expect to make such transfers, dividends or distributions in the foreseeable future.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this registration statement, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Registration Statement.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Registration Statement.

Consequently, all of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ZICIX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	As of
	September 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$21,150	$89,980
Inventories, net	72,893	72,914
Rental deposit	89,845	89,871
Amount due from a related party	593,450	484,505
Prepayments and other current assets	266,005	59,934
Total current assets	1,043,343	797,204

Non-current assets:
Plant and equipment, net	92,310	101,218
Right-of-use assets, net	371,921	472,803
Assets held by discontinued operations	–	–
Total non-current assets	464,231	574,021

TOTAL ASSETS	$1,507,574	$1,371,225

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$521,822	$265,425
Amount due to a shareholder	158,710	313,903
Current portion of bonds payable	240,627	231,210
Current portion of convertible debts	1,254,208	483,107
Current portion of lease liabilities	236,260	226,762
Total current liabilities	2,411,627	1,520,407

Non-current liabilities:
Convertible promissory note payable	292,750	252,242
Bonds payable, net of current portion	44,249	84,004
Convertible debts, net of current portion	416,882	899,305
Lease liabilities, net of current portion	182,731	286,349
Total non-current liabilities	936,612	1,521,900
TOTAL LIABILITIES	3,348,239	3,042,307

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.00001, 100,000,000 shares authorized, issued and outstanding as of September 30, 2025 and March 31, 2025, respectively #	1,000	1,000
Common stock, par value $0.00001, 27,600,000,000 and 14,000,000,000 shares authorized as of September 30, 2025 and March 31, 2025, respectively, 2,715,081 and 1,248,969 shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively #	27	13
Shares to be issued, par value $0.00001, 0 and 1,380,000 shares to be issued as of September 30, 2025 and March 31, 2025, respectively	–	14
Additional paid-in capital	3,075,862	2,645,862
Accumulated other comprehensive loss	(33,578)	(3,898)
Accumulated deficit	(4,883,976)	(4,314,073)
Stockholders’ deficit	(1,840,665)	(1,671,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,507,574	$1,371,225

#	The share amounts are presented on a retroactive basis, giving effect to 1-for-10,000 reverse split (see Note 1).

See accompanying notes to condensed consolidated financial statements.

ZICIX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues, net	$–	$–	$300,869	$–
Cost of revenues	–	–	(5,601)	–
Gross profit	–	–	295,268	–

Operating expenses:
General and administrative expenses	(171,791)	(489,173)	(445,778)	(490,476)
Total operating expenses	(171,791)	(489,173)	(445,778)	(490,476)
Loss from operations	(171,791)	(489,173)	(150,510)	(490,476)

Other income (expense):
Interest expenses on bonds payable, convertible debts and promissory note	(119,445)	(54,074)	(228,711)	(54,074)
Interest on lease liabilities	(8,347)	–	(17,642)	–
Impairment loss on goodwill	–	(1,376,083)	–	(1,376,083)
Change in fair value of convertible debts and promissory note	(80,822)	36,752	(183,959)	36,752
Sundry income	84	1,836	10,919	1,836
Total other expenses, net	(208,530)	(1,391,569)	(419,393)	(1,391,569)
LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(380,321)	(1,880,742)	(569,903)	(1,882,045)
Income tax expense	–	–	–	–
NET LOSS FROM CONTINUING OPERATIONS	(380,321)	(1,880,742)	(569,903)	(1,882,045)

Discontinued operations:
Net loss from discontinued operations, net of tax	–	(847,234)	–	(847,234)
NET LOSS	(380,321)	(2,727,976)	(569,903)	(2,729,279)

Other comprehensive (loss) income:
Foreign currency adjustment (loss) gain	(18,210)	5,710	(29,680)	5,710
Comprehensive loss	$(398,531)	$(2,722,266)	$(599,583)	$(2,723,569)

Basic and diluted loss per share from:
Continuing operations	$(0.14)	$(2.16)	$(0.26)	$(4.81)
Discontinued operations	$0.00	$(0.97)	$0.00	$(2.17)

Weighted average common shares outstanding:
Basic #	2,715,081	869,991	2,210,392	391,321
Diluted #	2,715,081	869,991	2,210,392	391,321

#	The share amounts are presented on a retroactive basis, giving effect to 1-for-10,000 reverse split (see Note 1).

See accompanying notes to condensed consolidated financial statements.

ZICIX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

								Accumulated		Total
	Series A Preferred stock		Common stock		Share to be issued		Additional	other		shareholders’
	No. of		No. of		No. of		paid-in	comprehensive	Accumulated	equity
	shares	Amount	shares	Amount	shares	Amount	capital	loss	deficit	(deficit)
Balance as of April 1, 2024	100,000,000	$1,000	91,602	$1	–	$–	$1,552,049	$–	$(1,019,655)	$533,395

Net loss	–	–	–	–	–	–	–	–	(1,303)	(1,303)

Balance as of September 30, 2024	100,000,000	$1,000	91,602	$1	–	$–	$1,552,049	$–	$(1,020,958)	$532,092

Conversion of debts to common stock	–	–	1,162,367	12	–	–	313,826	–	–	313,839
Cancellation of shares	–	–	(5,000)	–	–	–	–	–	–	–
Subscription proceeds from private placement	–	–	–	–	1,380,000	14	679,986	–	–	680,000
Foreign currency translation adjustments	–	–	–	–	–	–	–	5,710	–	5,710
Net loss	–	–	–	–	–	–	–	–	(2,727,976)	(2,727,976)

Balance as of September 30, 2024	100,000,000	$1,000	1,248,969	$13	1,380,000	$14	$2,545,862	$5,710	$(3,748,934)	$(1,196,335)

Balance as of April 1, 2025	100,000,000	$1,000	1,248,969	$13	1,380,000	$14	$2,645,862	$(3,898)	$(4,314,073)	$(1,671,082)

Subscription under private placement	–	–	86,000	1	–	–	429,999	–	–	430,000
Shares issued for private placement	–	–	1,380,000	14	(1,380,000)	(14)	–	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	–	–	(11,470)	–	(11,470)
Net loss	–	–	–	–	–	–	–	–	(189,582)	(189,582)
Fractional shares from reverse split	–	–	112	–	–	–	–	–	–	–

Balance as of September 30, 2025	100,000,000	$1,000	2,715,081	$27	–	$–	$3,075,862	$(15,368)	$(4,503,655)	$(1,442,134)

Foreign currency translation adjustments	–	–	–	–	–	–	–	(18,210)	–	(18,210)
Net loss	–	–	–	–	–	–	–	–	(380,321)	(380,321)

Balance as of September 30, 2025	100,000,000	$1,000	2,715,081	$27	–	$–	$3,075,862	$(33,578)	$(4,883,976)	$(1,840,665)

# The share amounts are presented on a retroactive basis, giving effect to 1-for-10,000 reverse split (see Note 1).

See accompanying notes to condensed consolidated financial statements.

ZICIX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended September,
	2025	2024
Cash flows from operating activities:
Net loss	$(569,903)	$(1,882,045)
Less: loss from discontinued operations	–	(847,234)
Loss from continuing operations	(569,903)	(2,729,279)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of plant and equipment	13,856	7,852
Amortization of right-of-use assets	101,019	–
Amortization of debt discount (non-cash)	151,409	31,669
Fair value change of convertible debts and promissory note	183,959	(36,752)
Impairment loss on goodwill	–	1,376,083
Interest expenses on lease liabilities	17,642	–
Change in operating assets and liabilities:
Accrued liabilities and other payables	256,397	310,716
Rental deposit	–	(89,062)
Lease liabilities	(113,235)	–
Inventories	–	(34,957)
Prepayments and other current assets	(206,071)	89,308
Net cash used in operating activities – continuing operations	(164,927)	(227,188)
Net cash used in operating activities – discontinued operations	–	(313,839)
Net cash used in operating activities	(164,927)	(541,027)

Cash flows from investing activities:
Purchase of plant and equipment	(4,971)	(15,221)
Net cash used in investing activities – continuing operations	(4,971)	(15,221)
Net cash provided by investing activities – discontinued operations	–	31,490
Net cash (used in) provided by investing activities	(4,971)	16,269

Cash flows from financing activities:
Proceeds from convertible promissory note	–	200,000
Subscription proceeds from private placement	430,000	680,000
Repayment of bonds payable and convertible debts	(37,198)	(24,736)
Repayment to a shareholder	(155,193)	(53,262)
Advance to a related party	(108,945)	(218,761)
Net cash provided by financing activities – continuing operations	128,664	583,241
Net cash provided by financing activities – discontinued operations	–	–
Net cash provided by financing activities	128,664	583,241

Foreign currency translation adjustments	(27,596)	5,710

Net change in cash and cash equivalents	(68,830)	64,193

BEGINNING OF PERIOD	89,980	–

END OF PERIOD	$21,150	$64,193

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$18,514	$12,327

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debts to common stock	$–	$313,839

See accompanying notes to condensed consolidated financial statements.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1.       DESCRIPTION OF BUSINESS AND ORGANIZATION

Zicix Corporation (the “Company”) was formed in the State of Nevada on February 29, 1979. The Company changed its name from Bederra Corporation to ZiCIX Corporation on January 24, 2011.

The Company was mainly engaged in the development and launch of a coupon redemption app for customers to download on smartphones and other devices during 2024 and 2025. Since March 2025, the Company decided to cease the coupon redemption app business.

Currently, the Company is principally engaged in the provision of trading of LED carriage boxes and components. ASN, with its headquarters in Dubai, is dedicated to delivering a powerful Global Storage Network Platform, enabling businesses to optimize their logistics processes through a single platform, offering a variety of services, including Air Cargo, International Warehouse and Storage Box. By leveraging its extensive network in Asia, Europe, and partners in the Middle East, it provides end-to-end solutions that empower its clients to achieve their global expansion objectives.

On April 1, 2025, the Company approved a change in the Company’s fiscal year end from December 31 to September 30, retrospectively effective for the fiscal year beginning April 1, 2023.

In April and May 2025, the Company entered into subscription agreements with an individual for 86,000 shares of its common stock, at the price of $5 per share, with the aggregate gross proceeds of $430,000.

On October 8, 2025, the Company received an approval for a reverse split of its common shares at a ratio of 1-for-10,000. Upon the completion of the reverse split, the total number of issued and outstanding common shares was reduced by a corresponding proportion from 27,149,688,394 to 2,715,081. All share and per share amounts have been retroactively adjusted to reflect the reverse split for all periods presented.

Description of subsidiaries incorporated and controlled by the Company:

Name	Background		Ownership

Aisling Network Group Limited	●	British Virgin Islands (“BVI”) company	100% owned
(“ANGL”)	●	Incorporated on September 23, 2025	by the Company
	●	Issued and outstanding 50,000 ordinary shares at US$1 par value
	●	Investment holding

ASN Zone One Limited (“ASN”)	●	Hong Kong company	100% owned by the
	●	Incorporated on August 11, 2014	ANGL
	●	Issued and outstanding 10,000 ordinary shares for HK$10,000
	●	Provision of trading LED carriage boxes and components

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●	Basis of Presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended March 31, 2025 and 2024 included in the Company’s Form 10-12G, as filed with the SEC on October 14, 2025. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

●	Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include the allowance for expected credit losses, the useful lives of plant and equipment, impairment of long-lived assets and goodwill, revenue recognition, inventory obsolescence, allowance for deferred tax assets, uncertain tax position, fair value of convertible debts and promissory note and income tax provision.

●	Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Foreign Currencies Translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company has operations in Hong Kong and maintains the books and record in the local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with Accounting Standards Codification (“ASC”) 830-30, Translation of Financial Statement, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the six months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Year-end HKD:US$ exchange rate	7.7813	7.8497
Annualized average HKD:US$ exchange rate	7.8019	7.8119

●	Segment Reporting

ASC 280, Segment Reporting (“ASC 280”) establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in condensed consolidated financial statements for details on the Company’s business segments.

In accordance with Accounting Standards Update (“ASU” ) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, the Company considered whether additional disclosures were required, including significant segment expenses and measures used by the chief operating decision maker (“CODM”), Mr. Edwin Kal Ip Li (a chief executive officer of the Company). However, the CODM evaluates the Company’s performance based solely on condensed consolidated financial results, and no additional measures or expense categories are used for internal decision-making.

The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM, for making decisions, allocating resources and assessing performance, as the following reportable segments.

The operation of coupon redemption app business in United States of America (“U.S.”) was discontinued and closed down in March 2025, in which this segment did not generate any revenue during the six months ended September 30, 2025 and 2024. Based on the management’s assessment, the Company determined that it has one reportable operating segment, as defined by ASC 280. For the three and six months ended September 30, 2025 and 2024, all of the Company’s revenues and assets are generated in Hong Kong. Therefore, no geographical segments are presented.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Revenue Recognition

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Under ASU 2014-09, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract(s) with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price – The transaction price is the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer;
•	allocate the transaction price to performance obligations in the contract – Any entity typically allocates the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or service promised in the contract.; and
•	recognize revenue as the performance obligation is satisfied

Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. Most of the Company’s contracts have a single performance obligation, and such fees are billed to the customer when the performance obligation is satisfied. The Company recognizes such revenue in the period when the amounts are determined to be fixed and the performance obligation is satisfied as the Company completes the obligations.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. As such, revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales taxes and other taxes are excluded from revenues.

Trading of goods

The Company generates most of its revenue from direct product sales. Revenue from direct trading sales is recognized when the customer obtains control of the product, which occurs at a point in time. Delivery occurs when the goods have been delivery to the specific location upon the agreed shipment terms Shipping term under Free On Board (“FOB”), the Company transferred the ownership of goods to customer and who is liable for goods damaged during shipping. The Company bills the invoices to customers together with the delivery and collects the receivables in a credit term of 30 days.

Generally, the Company enters into purchase orders with its customers which specify the rights of the parties, including product specifications, shipment terms and payment terms and sales prices to the customers are fixed with rebate and incentives to certain customers. The performance obligations in a given transaction are determined by the individual purchase orders with revenue recognized at the time that the performance obligations have been satisfied. Sales taxes and other similar taxes that the Company collects concurrently with revenue-producing activities are excluded from revenue. Variable considerations such as sales rebates, sales discounts, and sales returns are treated as a reduction of revenue in the same period the related revenue is recognized.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Principal vs Agent Considerations

In accordance with ASC 606, Revenue Recognition: Principal Agent Considerations, the Company evaluates the terms in the agreements with its channels and independent contractors to determine whether or not the Company acts as the principal or as an agent in the arrangement with each party respectively. The determination of whether to record the revenue on a gross or net basis depends upon whether the Company has control over the goods prior to transferring it. In general, the Company controls the products as it has the obligation to (i) fulfil the products delivery and (ii) bear any inventory risk as legal owners. In addition, when establishing the selling prices for delivery of the resale products, the Company has control to set its selling price to ensure it would generate profit for the products delivery arrangements. The Company believes that all these factors indicate that the Company is acting as a principal in this transaction. As a result, revenue from the sales of products is presented on a gross basis.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers, disaggregated by revenue source and the related segments, for the three and six months ended September 30, 2025 and 2024:

		For the three months ended September 30,
Type of revenue sources	Time of recognition	2025	2024

Product sales	At a point in time	$–	$–

		For the six months ended September 30,
Type of revenue sources	Time of recognition	2025	2024

Product sales	At a point in time	$300,869	$–

●	Leases

The Company adopts the ASU No. 2016-02, Leases (Topic 842) for all periods presented. This standard requires lessees to recognize lease assets (“right-of-use”) and related lease obligations (“lease liabilities”) on the condensed consolidated balance sheet for leases with terms in excess of twelve months. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the condensed consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the condensed consolidated balance sheets.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities are recognized, based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term. The Company depreciated the ROU assets on a straight-line basis from the lease commencement date to the earlier of the end of the useful life of the ROU assets or the end of the lease term. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

All of the Company’s real estate leases are classified as operating leases and there was no lease with a duration of twelve months or less.

●	Income Taxes

Income taxes are determined in accordance with the provisions of ASC 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the six months in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the three and six months ended September 30, 2025 and 2024, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2025 and March 31, 2025, the Company did not have any significant unrecognized uncertain tax positions.

The Company is subject to tax in local US and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the relevant tax authorities.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Convertible Debts and Promissory Note

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

●	Net Loss per Share

The Company calculates net loss per share in accordance with ASC 260, Earnings per Share. Basic loss per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Related Parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Commitments and Contingencies

The Company follows the ASC 450-20, Contingencies, to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

●	Fair Value of Measurement

The Company follows the guidance of the ASC 820-10, Fair Value Measurements and Disclosures, with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1	Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

Level 2	Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

Level 3	Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, inventories, amount due from a related party, prepayments and other current assets, accrued liabilities and other payables, amount due to a shareholder approximate their fair values because of the short maturity of these instruments except for bonds payable, convertible debts and convertible promissory note (measured at Level 3, see Notes 8, 9 and 10).

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

There are no new recently issued accounting standards that will have a material impact on the condensed consolidated balance sheets, statements of operations and comprehensive loss and cash flows for the six months ended September 30, 2025.

3.       GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.

The Company suffered from a continuous loss of $569,903 for the six months ended September 30, 2025 and had a working capital deficit of $1,368,284 and accumulated deficit of $4,883,976, as of September 30, 2025. The Company has funded its operations and capital expenditure primarily through its stockholders. The continuation of the Company as a going concern is dependent upon improving profitability and the continued financial support from its stockholders or external fund-raising through private placements. Management believes the existing stockholders will provide additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

4.       AMOUNT DUE FROM A RELATED PARTY

As of September 30, 2025 and March 31, 2025, the amount represented temporary advances to a related party, Mr. Lo Yiu Kwok, the director of the Company’s subsidiary, which was unsecured, interest-free and repayable on demand. The balance was $593,450 and $484,505 as of September 30, 2025 and March 31, 2025, respectively. The balance is expected to be settled within the next 12 months.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

5.       LEASES

The Company entered into commercial operating leases with a third party for the use of office in Hong Kong. This lease has original term of 3 years. This operating lease is included in “Right-of-use Assets” on the condensed consolidated balance sheets and represent the Company’s right to use the underlying assets during the lease term. The Company’s obligation to make lease payments are included in “Lease liabilities” on the condensed consolidated balance sheets.

Supplemental balance sheet information related to operating leases was as follows:

	As of
	September 30, 2025	March 31, 2025
Operating lease:
Right-of-use assets, net	$371,921	$472,803

Lease liabilities:
Current lease liabilities	$236,260	$226,762
Non-current lease liabilities	182,731	286,349

	$418,991	$513,111

Operating lease expense for the three months ended September 30, 2025 and 2024 was $50,449 and $0, respectively.

Operating lease expense for the six months ended September 30, 2025 and 2024 was $101,019 and $0, respectively.

Other supplemental information about the Company’s operating lease, as of:

	September 30, 2025	March 31, 2025
Weighted average discount rate	8%	8%
Weighted average remaining lease term	1.83	2.33

Operating lease commitments:

The following table summarizes the future minimum lease payments due under the Company’s operating lease in the next three years, as of September 30, 2025:

Year ending September 30,
2026	$265,298
2027	208,448
2028	–
Total minimum finance lease liabilities payment	473,746
Less: imputed interest	(54,755)
Future minimum lease liabilities	$418,991

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6.       SEGMENT REPORTING

ASC 280 establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments.

The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”), Mr. Edwin Kai Ip Li (a chief executive officer of the Company), for making decisions, allocating resources and assessing performance, as the following reportable segments.

-	Trading of goods	Trading of LED carriage boxes and components in Hong Kong

-	App Development* (presented as discontinued operations)	Development and launch of a coupon redemption app for customers to download on smartphones and other devices in U.S. (this segment closed down in March 2025)

Based on the management’s assessment, the Company determined that it has one reportable operating segment, as defined by ASC 280 for the three and six months ended September 30, 2025.

	Trading of goods		App Development *		Total
	Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024
	US$	US$	US$	US$	US$	US$

Revenue, net
Product sales	–	–	–	–	–	–

Cost of revenue	–	–	–	–	–	–

Gross profit	–	–	–	–	–	–

Total operating expenses	(171,791)	(489,173)	–	–	(171,791)	(489,173)

Loss from operations	(171,791)	(489,173)	–	–	(171,791)	(489,173)

Total other expense, net	(208,530)	(1,391,569)	–	(847,234)	(208,530)	(2,238,803)

Loss from operations before income taxes	(380,321)	(1,880,742)	–	(847,234)	(380,321)	(2,727,976)
Income tax expense	–	–	–	–	–	–
Segment loss	(380,321)	(1,880,742)	–	(847,234)	(380,321)	(2,727,976)

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Trading of goods		App Development *		Total
	Six Months Ended September 30,
	2025	2024	2025	2024	2025	2024
	US$	US$	US$	US$	US$	US$

Revenue, net
Product sales	300,869	–	–	–	300,869	–

Cost of revenue	(5,601)	–	–	–	(5,601)	–

Gross profit	295,268	–	–	–	295,268	–

Total operating expenses	(445,778)	(490,476)	–	–	(445,778)	(490,476)

Loss from operations	(150,510)	(490,476)	–	–	(150,510)	(490,476)

Total other expense, net	(419,393)	(1,391,569)	–	(847,234)	(419,393)	(2,238,803)

Loss from operations before income taxes	(569,903)	(1,882,045)	–	(847,234)	(569,903)	(2,729,279)
Income tax expense	–	–	–	–	–	–
Segment loss	(569,903)	(1,882,045)	–	(847,234)	(569,903)	(2,729,279)

For the three and six months ended September 30, 2025, all of the Company’s revenue and assets are locally generated in Hong Kong. Therefore, no geographical segments are presented.

7.       AMOUNT DUE TO A SHAREHOLDER

As of September 30, 2025 and March 31, 2025, the amount represented temporary advances made by a shareholder, Cosmos Links International Holding Ltd to the Company for capital expenditure and working capital purpose, which was unsecured, interest free and repayable on demand. The balance was $158,710 and $313,903 as of September 30, 2025, and March 31, 2025, respectively.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

8.       BONDS PAYABLE

Bonds payable consisted of the following:

	As of
	September 30, 2025	March 31, 2025
Principal amounts of bonds payable	$290,822	$328,043
Less: unamortized discounts	(5,946)	(12,829)
Bonds payable, net	284,876	315,214

Representing:
Current portion	240,627	231,210
Non-current portion	44,249	84,004
	$284,876	$315,214

These bonds were issued by the Company’s subsidiary, ASN to certain third parties of an aggregate principal amount of $501,202 (HK$3,900,000) under the bond agreements, which carried interest at a rate of 8% per annum.

Bond A: Both annual interest and the principal amount became monthly payable after the seventh month of the bond agreements up to maturity date.

Bond B : Both annual interest and the full principal amount became payable in its entirety at the maturity date.

The debt discounts are amortized into interest expense using the effective interest method over the terms of the bonds. Interest expense in relation to bonds payable for the six months ended September 30, 2025, and 2024 were $28,338 and $10,059, respectively.

9.       CONVERTIBLE DEBTS

In May, October and November 2022 and March, May and September 2023, the Company’s subsidiary, ASN issued eight (8) convertible debts of $528,191 (HK$4,110,000) aggregate principal amount, due in three to five years (the “Debts”). The Debts bear interest at a rate of 8.0% per annum, annually payable and will mature in October 2025, November 2025, March 2026, May 2026, September 2026 and May 2027.

The Debts Holders have the right to convert any or all of the principal and accrued interest on the Debts into shares of common stock of the Company on the closing of a listing for trading of the common stock of the Company on a national securities exchange offering (an “Uplist Offering”). If the Company can close an Uplist Offering, the conversion price shall be 70% of the per share offering price in the Uplist Offering.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Interest expense of convertible debts for the six months ended September 30, 2025, and 2024 were $166,278 and $44,015, respectively.

The conversion derivative, associated with these convertible debts was accounted for as a liability in accordance with ASC 815-40. The conversion derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of conversion derivative liability in the condensed consolidated statements of operations. The convertible debts are made up of the fair value of the embedded conversion option with a fair value, totaling $1,671,090 and $1,382,412, as of September 30, 2025, and March 31, 2025, respectively.

10.       CONVERTIBLE PROMISSORY NOTE PAYABLE

In September 16, 2024, the Company issued one (1) convertible promissory note of $200,000 aggregate principal amount, due in two years (the “Note”), payable at maturity date of September 16, 2026.

The details of the Note are as follows:

Unless the Note is converted, the principal amounts of the Note, and accrued interest at the rate of 10% per annum, are payable of the issuance of the Note (the “Maturity Date”).

The Note holder has the right to convert any or all of the principal and accrued interest on the Note into shares of common stock of the Company on the earlier of (i) 60 calendar days before the Maturity Date of the Note or (ii) the Company’s issuance or sale of any equity securities on or before the Maturity Date, in one or a series of related bona fide transactions with any third party, yielding gross proceeds to the Company excess $1,000,000 or (iii) when the Company disposed more than 50% of the voting power of the Company, or immediate after the merge with an entity, in which the Company own less than 50% of equity after the merger. The conversion price shall be 80% of the per share of the fair market value of the Company’s common stock.

The Company has the right to prepay all or any part of the Note without penalty upon five days prior written notice to the Note holder. The Note holder shall have five days after receipt of the written notice, to elect to convert all or part of the Note, at a conversion price to be determined mutually between the Company and Note holder.

Interest expense of the Note for the six months ended September 30, 2025 and 2024 were $34,095 and $0, respectively.

The conversion derivative, associated with this promissory note was accounted for as a liability in accordance with ASC 815-40. The conversion derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of conversion derivative liability in the condensed consolidated statements of operations. The convertible promissory note is made up of the fair value of the embedded conversion option with a fair value, as of September 30, 2025 and March 31, 2025 of $292,750 and $252,242, respectively.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

11.       STOCKHOLDERS’ DEFICIT

Authorized share

The Company has 100,000,000 shares of Series A Preferred Stock authorized with a par value of $0.00001 per share.

The Company has 14,000,000,000 shares of Common Stock authorized with a par value of $0.00001 per share.

As of September 30, 2025 and March 31, 2025, the Company had 27,600,000,000 and 14,000,000,000 shares of common stock authorized, respectively.

Preferred stock

As of September 30, 2025 and March 31, 2025, the Company had 100,000,000 and 100,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

Common stock

As of September 30, 2025 and March 31, 2025, the Company had 2,715,081 and 1,248,969 shares of its common stock issued and outstanding, respectively.

On October 8, 2025, the Company received an approval for a reverse split of its common shares at a ratio of 1-for-10,000. Upon the completion of the reverse split, the total number of issued and outstanding common shares was reduced by a corresponding proportion from 27,149,688,394 to 2,715,081. All share and per share amounts have been retroactively adjusted to reflect the reverse split for all periods presented.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

12.       NET LOSS PER SHARE

The calculation of the basic and diluted net loss per share attributable to common stockholders of the Company is based on the following data (in dollars, except share data):

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss from continuing operations	$(380,321)	$(1,880,742)	$(569,903)	$(1,882,045)
Net loss from discontinued operations	–	(847,234)	–	(847,234)
Net loss attributable to common shareholders	$(380,321)	$(2,727,976)	$(569,903)	$(2,729,279)

Denominator:
Weighted average common shares outstanding – Basic and diluted	2,715,081	869,991	2,210,392	391,321

Net loss per share:
Continuing operations – Basic and diluted #	$(0.14)	$(2.16)	$(0.26)	$(4.81)
Discontinued operations – Basic and diluted #	0.00	(0.97)	0.00	(2.17)
Net loss per share – Basic and diluted #	$(0.14)	$(3.13)	$(0.26)	$(6.98)

#	The share and per share amounts are presented on a retroactive basis, giving effect to 1-for-10,000 reverse split (see Note 1).

For the three and six months ended September 30, 2025 and 2024, diluted weighted average ordinary shares outstanding is equal to basic weighted average ordinary shares due to the Company’s net loss position. Hence, no ordinary shares equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

13.       INCOME TAX

The provision for income taxes consisted of the following:

Six months ended September 30,
	2025	2024

Current tax	$–	$–
Deferred tax	–	–

Income tax expenses	$–	$–

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company mainly operates in Hong Kong that is subject to taxes in the jurisdictions in which they operate, as follows:

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

United States

The Company is registered in the State of Nevada and is subject to the tax laws of United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented. Deferred tax asset is not provided for as the tax losses may not be able to carryforward after a change in substantial ownership of the Company.

For the six months ended September 30, 2025 and 2024, there were no operating incomes.

BVI

Under the current BVI law, ANGL is not subject to tax on income.

Hong Kong

ASN operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax expense to income (loss) at applicable tax rates for the six months ended September 30, 2025 and 2024 is as follows:

	Six months ended September 30,
	2025	2024

Loss before income taxes	$(569,903)	$(1,882,045)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(94,034)	(310,537)
Tax effect of non-deductible items	70,377	231,207
Net operating losses	23,657	79,330
Income tax expense	$–	$–

As of September 30, 2025, the operations in Hong Kong incurred $1,151,292 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $189,963 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2025 and March 31, 2025:

	September 30, 2025	March 31, 2025

Net operating losses carryforwards	$189,963	$166,306
Less: allowance on deferred tax assets	(189,963)	(166,306)
Deferred tax assets, net	$–	$–

As of September 30, 2025 and March 31, 2025, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the condensed consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

The Company filed income tax returns in the United States federal tax jurisdiction and several state tax jurisdictions. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax three years in which a net operating loss carryforward is available.

14.       RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for capital expenditures and working capital purpose. Those temporary advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Nature of relationships with related parties

Name of related party	Relationship with the Company
Lo Yiu Kwok	Family member of the Company’s director and director of the Company’s subsidiary

Related party balances consisted of the following:

		As of
Name	Nature	September 30, 2025	March 31, 2025

Lo Yiu Kwok	Amount due from a related party	$593,450	$484,505

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

15.       CONCENTRATIONS OF RISKS

The Company is exposed to the following concentrations of risks:

(a)       Major customer

For the three months ended September 30, 2025, the Company has no single customer who accounted for 10% of its revenues.

For the six months ended September 30, 2025, the Company has one single customer, who accounted for 100% of its total revenues.

For the three and six months ended September 30, 2024, the Company has no single customer who accounted for 10% of its revenues.

(b)       Major vendor

For the three months ended September 30, 2025, the Company has no single vendor who accounted for 100% of its total cost of revenue.

For the six months ended September 30, 2025, the Company has one single vendor, who accounted for 100% of its total cost of revenue.

For the three and six months ended September 30, 2024, the Company has no single vendor who accounted for 100% of its total cost of revenue.

(c)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and amount due from a related party. Cash equivalents are maintained with high credit quality institutions in Hong Kong, the composition and maturities of which are regularly monitored by the management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$800,000 (equal to $102,811) if the bank in Hong Kong with which an individual/a company hold its eligible deposit fails.

(d)	Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

(e)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

16.       COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

As of September 30, 2025 and March 31, 2025, the Company did not have any significant commitments and contingencies involved, except for the below:

Pursuant to the Stock Purchase Agreement dated July 25, 2024, the Company is required to issue to the Seller (Lo Yiu Kwok) to an aggregate of 63,000 shares of the Company’s common stock, at a par value of $0.00001 upon the achievement of the milestones by its subsidiary, ASN during the three-years’ period following July 25, 2024 (“Performance Period”) below:

Annual revenue milestones (US$) during Performance Period	Number of shares issuable to the Seller

Equal or above $500,000 and less than $1,000,000	12,600
Equal or above $1,000,000 and less than $2,000,000	37,800
Equal or above $2,000,000	63,000

The Company is limited to issue a maximum of 63,000 shares of the Company’s common stock as earnout shares. The earnout shares, if were issued, classified as equity in accordance with ASC 480 and ASC 815.

Subsequently, the Company’s subsidiary, ASN did not meet with the minimum annual revenue of $500,000 as the performance milestone for the first year from July 26, 2024 to July 25, 2025 under the Performance Period, therefore no earnout shares were issued accordingly.

17.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2025, up through the date the Company issued the unaudited condensed consolidated financial statements.

On October 8, 2025, the Company received approval for a reverse split of its common shares at a ratio of 1-for-10,000. Upon the completion of the reverse split, the total number of issued and outstanding common shares was reduced by a corresponding proportion from 27,149,688,394 to 2,714,968.

On October 17, 2025, LO Wai Lin converted 10,000 shares of Series A Convertible Preferred Stock, representing all of the issued and outstanding shares of the Series A Convertible Preferred Stock, into 10 million shares of common stock. After the conversion, LO Wai Lin holds an aggregate of 10,557,936 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in the report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Cautionary Note Concerning Forward-Looking Statements” on page 9.

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “$” refer to the legal currency of the United States. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the unaudited condensed consolidated statements of changes in shareholders’ deficit.

Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Zicix Corporation and its consolidated subsidiary, as “ZICX,” “we,” “us” and “our.”

Numerical information in this report is presented on a rounded basis using actual amounts. Minor differences in totals and percentage calculations may exist due to rounding.

Description of Business

We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

ZICX is a Nevada holding company that through its subsidiary provides technology driven digital marketing and advertising solutions. ZICX conducts its business through its wholly owned subsidiary, ASN Zone One Limited, a company registered in Hong Kong (“ASN”). ASN began operations in Hong Kong on September 2, 2022, and was engaged in the storage network business. It was dedicated to developing a platform that would enable businesses to optimize their logistics processes through a single platform. In attempting to develop its platform, ASN encountered market challenges that adversely affected the Hong Kong logistics business as a whole including limited cost-effective land supply for logistics uses, including modern well-located warehouses, government land reclamation and re-zoning efforts, inadequate infrastructure support, high land, labor, energy, and vehicle costs, disruption in US-China trade, and uncertain global trade policies, trade wars and tariffs. In light of these challenges, ASN elected to suspend development of its logistics platform and transitioned to developing a marketing and advertising platform in November 2024.

ASN’s current core offering is an “AI-Enabled Global Network Marketing and Advertising Platform,” which integrates cutting-edge hardware (e.g., naked eye 3D LED displays) with smart software systems to deliver end-to-end services for clients’ global business expansion. ASN began operations in September 02, 2022, and operates in Hong Kong. ASN currently is speaking with potential clients such as media outlets in Hong Kong and China to convert some of the outdoor advertising from 2D to 3D. ASN intends to focus on extending its reach to the Middle East by the end of 2026. Thereafter as financing permits, ASN hopes to expand to North Africa, US, Europe, and Asia.

We are at a development stage company.

We reported a net loss of $380,321 and $569,903 for the three and six months ended September 30, 2025, respectively. We had current assets of $1,043,343 and current liabilities of $2,411,627 as of September 30, 2025.

Our financial statements for the six months ended September 30, 2025, and the years ended March 31, 2025, and 2024 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders and external fund-raising through private placements. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Results of Operations.

Three Months Ended September 30, 2025, as compared to Three Months Ended September 30, 2024

The following table sets forth selected financial information from our statements of comprehensive income for the three months ended September 30, 2025, and 2024:

	Three Months Ended September 30,
	2025	2024

Revenues, net	$–	$–
Cost of revenues	–	–
Gross profit	–	–
Operating expenses:
General and administrative expenses	(171,791)	(489,173)
Total operating expenses	(171,791)	(489,173)
Loss from operations	(171,791)	(489,173)
Interest expenses on bonds payable, convertible debts and promissory note	(119,445)	(54,074)
Interest on lease liabilities	(8,347)	–
Impairment loss on goodwill	–	(1,376,083)
Change in fair value of convertible debts and promissory note	(80,822)	36,752
Sundry income	84	1,836
Total other expenses, net	(208,530)	(1,391,569)
Loss before income taxes from continuing operations	(380,321)	(1,880,742)
Income tax expense	–	–
Net loss from continuing operations	(380,321)	(1,880,742)

Discontinued operations
Net loss from discontinued operations, net of tax	–	(847,234)
Net loss	$(380,321)	$(2,727,976)

Operating Expenses

General and Administrative Expenses (“G&A”): General and administrative expenses of $171,791 and $489,173 for the three months ended September 30, 2025, and 2024, respectively. These expenses primarily include payroll, office operating costs, as well as professional fees.

Income Tax Expense

There was no income tax expense for the three months ended September 30, 2025, and 2024.

Six Months Ended September 30, 2025, as compared to Six Months Ended September 30, 2024

The following table sets forth selected financial information from our statements of comprehensive income for the six months ended September 30, 2025, and 2024:

	Six Months Ended September 30,
	2025	2024

Revenues, net	$300,869	$–
Cost of revenues	(5,601)	–
Gross profit	295,268	–
Operating expenses:
General and administrative expenses	(445,778)	(490,476)
Total operating expenses	(445,778)	(490,476)
Loss from operations	(150,510)	(490,476)
Interest expenses on bonds payable, convertible debts and promissory note	(228,711)	(54,074)
Interest on lease liabilities	(17,642)	–
Impairment loss on goodwill	–	(1,376,083)
Change in fair value of convertible debts and promissory note	(183,959)	36,752
Sundry income	19,919	1,836
Total other expenses, net	(419,393)	(1,391,569)
Loss before income taxes from continuing operations	(569,903)	(1,882,045)
Income tax expense	–	–
Net loss from continuing operations	(569,903)	(1,882,045)

Discontinued operations
Net loss from discontinued operations, net of tax	–	(847,234)
Net loss	$(569,903)	$(2,729,279)

Revenues

The Company currently generates one source of revenue:

		For the six months ended September 30,
Type of revenue sources	Time of recognition	2025	2024

Product sales	At a point in time	$300,869	$–

The Company generates most of its revenue from direct product sales. Revenue from direct trading sales is recognized when the customer obtains control of the product, which occurs at a point in time. Delivery occurs when the goods have been delivery to the specific location upon the agreed shipment terms Shipping term under Free On Board (“FOB”), the Company transferred the ownership of goods to customer and who is liable for goods damaged during shipping. The Company bills the invoices to customers together with the delivery and collects the receivables in a credit term of 30 days.

Generally, the Company enters into purchase orders with its customers which specify the rights of the parties, including product specifications, shipment terms and payment terms and sales prices to the customers are fixed with rebate and incentives to certain customers. The performance obligations in a given transaction are determined by the individual purchase orders with revenue recognized at the time that the performance obligations have been satisfied. Sales taxes and other similar taxes that the Company collects concurrently with revenue-producing activities are excluded from revenue. Variable considerations such as sales rebates, sales discounts, and sales returns are treated as a reduction of revenue in the same period the related revenue is recognized.

Revenues of $300,869 for the six months ended September 30, 2025, increased by $300,869 from $0 in the same period of 2024, which was mainly due to the begin of trading business in late 2024.

For the six months ended September 30, 2025, the Company has one single customer, who accounted for 100% of its total revenues.

Cost of revenues

Cost of revenues of $902,882 for the six months ended June 30, 2025, consisted primarily of the direct wages, telemarketing service charges, depreciation and amortization of right-of-use assets. Cost of revenues increased by $579,521, as compared to $323,361 in the same period of 2024, which was mainly due to the increase in direct operating costs in logistics services. Cost of revenues of $323,361 for the six months ended June 30, 2024 consisted primarily of the direct wages for logistic service and depreciation and amortization of right-of-use assets.

For the six months ended September 30, 2025, the Company has one single vendor, who accounted for 100% of its total cost of revenue.

Gross Profit

We achieved a gross profit of $295,268 and $0 for the six months ended September 30, 2025, and 2024, respectively. The increase in gross profit is attributable to an increase in new business in rendering logistics and warehousing services.

Operating Expenses

General and Administrative Expenses (“G&A”): General and administrative expenses of $445,778 and $490,476 for the six months ended September 30, 2025, and 2024, respectively. These expenses primarily include payroll, office operating costs, as well as professional fees.

Income Tax Expense

There was no income tax expense for the six months ended September 30, 2025, and 2024.

Liquidity and Capital Resources

Working Capital

As of September 30, 2025, we had cash and cash equivalents of $21,150, inventories of $72,893, rental deposit of $89,845, amount due from a related party of $593,450 and prepayments and other current assets of $266,005.

As of December 31, 2024, we had cash and cash equivalents of $89,980, inventories of $72,914, rental deposit of $89,871, amount due from a related party of $484,505 and prepayments and other current assets of $59,934.

As of September 30, 2025, and December 31, 2024, we had working capital deficit of $1,368,284 and $723,203, respectively.

Going Concern

The Company has funded its operations and capital expenditure primarily through its stockholders. The continuation of the Company as a going concern is dependent upon improving profitability and the continued financial support from its stockholders or external fund-raising through private placements. Management believes the existing stockholders will provide additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Cash Flows

The following summarizes the key component of our cash flows for the six months ended September 30, 2025 and 2024:

	Six Months Ended September 30,
	2025	2024
Net cash used in operating activities – continuing operations	$(164,927)	$(227,188)
Net cash used in operating activities – discontinued operations	$–	$(313,839)
Net cash used in investing activities – continuing operations	$(4,971)	$(15,221)
Net cash provided by investing activities – discontinued operations	$–	$31,490
Net cash provided by financing activities – continuing operations	$128,664	$583,241
Net cash provided by financing activities – discontinued operations	$–	$–

Net Cash Used in Operating Activities – Continuing operations

For the six months ended September 30, 2025, net cash used in operating activities in continuing operations was $164,927, which consisted primarily of net loss of $569,503, a decrease of lease liabilities of $113,235 and an increase in prepayments and other current assets of $206,071, offset by an increase in accrued liabilities and other payables of $256,397, and adjusted for non-cash items of depreciation for plant and equipment of $13,856, amortization of right-of-use assets of $101,019, amortization of debt discount of $151,409, fair value change of convertible debts and promissory note of $183,959, and interest expenses on lease liabilities of $17,642.

For the six months ended September 30, 2024, net cash used in operating activities in continuing operations was $227,188, which consisted primarily of net loss of $1,882,045, an increase in rental deposit of $89,062, an increase in inventories of $34,957, and adjusted for non-cash items of fair value change of convertible debts and promissory note, offset by an increase in accrued liabilities and other payables of $310,716, decrease in prepayments and other current assets of $89,308 and adjusted for non-cash items of depreciation for plant and equipment of $7,852, amortization of debt discount of $31,669, and impairment loss on goodwill of $1,376,083.

Net Cash Used in Operating Activities – Discontinued operations

There was no cash flow from operating activities for discontinued operations for the six months ended September 30, 2025.

For the six months ended September 30, 2024, net cash used in operating activities for discontinued operations was $313,839, which consisted primarily of net loss of $847,234, current liabilities of discontinued operations of $393,924 and offset by current assets of discontinued operations of $927,319.

Net Cash Used In Investing Activities – Continuing operations

For the six months ended September 30, 2025, and 2024, net cash used in investing activities of $4,971 and $15,221, respectively, represents purchase of plant and equipment during the period.

Net Cash Provided by Investing Activities – Discontinued operations

There was no cash flow from investing activities for discontinued operations for the six months ended September 30, 2025.

For the six months ended September 30, 2024, net cash provided by investing activities for discontinued operations was $31,490, which consisted primarily of decrease in current liabilities of discontinued operations of $2,078,705 and offset by decrease in current assets of discontinued operations of $2,047,215.

Net Cash Provided by Financing Activities – Continuing operations

For the six months ended September 30, 2025, net cash provided by financing activities for continuing operations was $128,664 which consisted primarily of subscription proceeds from private placement of $430,000 and offset by repayment of bonds payable and convertible debts of $37,198, repayment to a shareholder of $155,193 and advance to a related party of $108,945.

For the six months ended September 30, 2024, net cash provided by financing activities for continuing operations was $583,241 which consisted primarily of proceeds from convertible promissory note of $200,000 and subscription proceeds from private placement of $680,000 and offset by repayment of bonds payable and convertible debts of $24,736, repayment to a shareholder of $53,262 and advance to a related party of $218,761.

Net Cash Provided by Financing Activities – Discontinued operations

There was no cash flow from financing activities for discontinued operations for the six months ended September 30, 2025, and 2024.

All advances are repayable on demand and interest-free.

Material Cash Requirements

As of September 30, 2025, we had an accumulated deficit of $4,883,976. Our material cash requirements are highly dependent upon the additional financial support from our stockholders in the next 12 - 18 months.

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commercial Commitments

Pursuant to the Stock Purchase Agreement dated July 25, 2024, the Company is required to issue to the Seller (Lo Yiu Kwok) to an aggregate of 63,000 shares of the Company’s common stock, at a par value of $0.00001 upon the achievement of certain milestones by its subsidiary, ASN, during the three-years’ period following July 25, 2024 (“Performance Period”) as set forth below:

Annual revenue milestones (US$) during Performance Period	Number of shares issuable to the Seller

Equal or above $500,000 and less than $1,000,000	12,600
Equal or above $1,000,000 and less than $2,000,000	37,800
Equal or above $2,000,000	63,000

We are limited to issue a maximum of 63,000 shares of the Company’s common stock as earnout shares. The earnout shares, if issued, classified as equity in accordance with ASC 480 and ASC 815.

Subsequently, the Company’s subsidiary, ASN, did not meet with the minimum annual revenue of $500,000 as the performance milestone for the first year from July 26, 2024 to July 25, 2025, under the Performance Period, therefore no earnout shares were issued.

Except as noted above, we had no other contractual obligations and material commercial commitments as of September 30, 2025.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our condensed consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to condensed consolidated financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following accounting policies are critical in the preparation of our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of September 30, 2025.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation, and to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the period ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities*
10.1	Stock Purchase Agreement dated June 7, 2024, by and between The William A. Petty Living Trust and Lo Wai Lin (1)
10.2	Stock Purchase Agreement dated July 25, 2024, by and between Zicix Corporation, a Nevada corporation, Lo Yiu Kwok (“Seller”) and ASN Zone One Limited, a Hong Kong private limited company (1)
10.3	Framework Agreement for Regional Market Cooperation in the Middle East, Africa and Asia, dated November 7, 2024, between ASN Zone One Limited and Shenzhen Qianhai Hengyunlian Technology Co., Ltd. (1)
10.4	Tenancy Agreement, dated October 8, 2024, by and between Market Century Global Limited and ASN Zone One Limited (1)
21	Subsidiaries (1)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 14, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZICIX CORPORATION

Date: November 14, 2025	By:	/s/ Edwin Li
Name: Edwin Li
Title: Chief Executive Officer

