Form 10-Q
period 2025-12-31
Zicix Corp
filed 2026-02-20
CIK 1465311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of January 19, 2026, the Company had outstanding 12,715,111 shares of common stock.

ZICIX CORPORATION

QUARTERLY REPORT

FOR THE QUARTER ENDED DECEMBER 31, 2025

INTRODUCTORY COMMENTS

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiary based in Hong Kong. Our investors hold shares of common stock in Zicix Corporation, the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Our ability to obtain contributions from our subsidiary are significantly affected by regulations promulgated by Hong Kong authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong” set forth in the Company’s Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 14, 2025, as amended by Amendment No.1 to the Registration Statement on Form 10 filed with the SEC on December 16, 2026. (the “Registration Statement”).

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

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. The Consolidated Appropriations Act, 2023 amended the HFCAA and reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. Our auditor is based in Kuala Lumpur, Malaysia and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer’s public accounting firm within three years. This three-year period was shortened to two years upon the enactment of the Consolidated Appropriations Act, 2023. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth herein.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ZICIX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	As of
	December 31, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$20,922	$89,980
Inventories, net	72,877	72,914
Rental deposit	89,825	89,871
Amount due from a related party	380,466	484,505
Accounts receivable	431,662	–
Prepayments and other current assets	33,930	59,934
Total current assets	1,029,682	797,204

Non-current assets:
Plant and equipment, net	88,807	101,218
Right-of-use assets, net	320,668	472,803
Assets held by discontinued operations	–	–
Total non-current assets	409,475	574,021

TOTAL ASSETS	$1,439,157	$1,371,225

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$409,411	$–
Accrued liabilities and other payables	618,214	265,425
Amount due to a shareholder	158,674	313,903
Current portion of bonds payable	85,595	231,210
Current portion of convertible debts	1,154,750	483,107
Current portion of lease liabilities	207,595	226,762
Total current liabilities	2,634,239	1,520,407

Non-current liabilities:
Convertible promissory note payable	302,627	252,242
Bonds payable, net of current portion	15,731	84,004
Convertible debts, net of current portion	444,472	899,305
Lease liabilities, net of current portion	128,965	286,349
Total non-current liabilities	891,795	1,521,900
TOTAL LIABILITIES	3,526,034	3,042,307

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.00001, 100,000,000 shares authorized as of December 31, 2025 and March 31, 2025, respectively, 0 and 100,000,000 shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	–	1,000
Common stock, par value $0.00001, 27,600,000,000 and 14,000,000,000 shares authorized as of December 31, 2025 and March 31, 2025 respectively, 12,715,111 and 1,248,969 shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively#	127	13
Shares to be issued, par value $0.00001, 0 and 1,380,000 shares to be issued as of December 31, 2025 and March 31, 2025, respectively	–	14
Additional paid-in capital	3,076,762	2,645,862
Accumulated other comprehensive income (loss)	6,796	(3,898)
Accumulated deficit	(5,170,562)	(4,314,073)
Stockholders’ deficit	(2,086,877)	(1,671,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,439,157	$1,371,225

#	The share amounts are presented on a retroactive basis, giving effect to 1-for-10,000 reverse split (see Note 1).

See accompanying notes to condensed consolidated financial statements.

ZICIX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues, net	$431,981	$69,978	$732,850	$69,978
Cost of revenues	(409,714)	(15,151)	(415,315)	(15,151)
Gross profit	22,267	54,827	317,535	54,827

Operating expenses:
General and administrative expenses	(232,515)	(241,817)	(678,293)	(732,293)
Total operating expenses	(232,515)	(241,817)	(678,293)	(732,293)
Loss from operations	(210,248)	(186,990)	(360,758)	(677,466)

Other income (expense):
Interest expenses on bonds payable, convertible debts and promissory note	(104,111)	(89,781)	(332,822)	(143,855)
Interest on lease liabilities	(7,396)	–	(25,038)	–
Impairment loss on goodwill	–	–	–	(1,376,083)
Change in fair value of convertible debts and promissory note	34,669	(68,104)	(149,290)	(31,352)
Sundry income	500	2,055	11,419	3,891
Total other expenses, net	(76,338)	(155,830)	(495,731)	(1,547,399)
LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(286,586)	(342,820)	(856,489)	(2,224,865)
Income tax expense	–	–	–	–
NET LOSS FROM CONTINUING OPERATIONS	(286,586)	(342,820)	(856,489)	(2,224,865)

Discontinued operations:
Net loss from discontinued operations, net of tax	–	–	–	(847,234)
NET LOSS	(286,586)	(342,820)	(856,489)	(3,072,099)

Other comprehensive (loss) income:
Foreign currency adjustment (loss) gain	40,374	(13,652)	10,694	(7,942)
Comprehensive loss	$(246,212)	$(356,472)	$(845,795)	$(3,080,041)

Basic and diluted loss per share from:
Continuing operations	$(0.03)	$(0.27)	$(0.17)	$(2.99)
Discontinued operations	$0.00	$0.00	$0.00	$(1.14)

Weighted average common shares outstanding:
Basic #	10,867,282	1,248,969	5,111,847	743,409
Diluted #	10,867,282	1,248,969	5,111,847	743,409

#	The share amounts are presented on a retroactive basis, giving effect to 1-for-10,000 reverse split (see Note 1).

See accompanying notes to condensed consolidated financial statements.

ZICIX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

								Accumulated		Total
	Series A Preferred stock		Common stock		Share to be issued		Additional	other		shareholders’
	No. of		No. of		No. of		paid-in	comprehensive	Accumulated	equity
	shares	Amount	shares	Amount	shares	Amount	capital	loss	deficit	(deficit)
Balance as of April 1, 2024	100,000,000	$1,000	91,602	$1	–	$–	$1,552,049	$–	$(1,019,655)	$533,395
Net loss	–	–	–	–	–	–	–	–	(1,303)	(1,303)
Balance as of June 30, 2024	100,000,000	$1,000	91,602	$1	–	$–	$1,552,049	$–	$(1,020,958)	$532,092

Conversion of debts to common stock	–	–	1,162,367	12	–	–	313,826	–	–	313,839
Cancellation of shares	–	–	(5,000	–	–	–	–	–	–	–
Subscription proceeds from private placement	–	–	–	–	1,380,000	14	679,986	–	–	680,000
Foreign currency translation adjustments	–	–	–	–	–	–	–	5,710	–	5,710
Net loss	–	–	–	–	–	–	–	–	(2,727,976)	(2,727,976)
Balance as of September 30, 2024	100,000,000	$1,000	1,248,969	$13	1,380,000	$14	$2,545,862	$5,710	$(3,748,934)	$(1,196,335)

Foreign currency translation adjustments	–	–	–	–	–	–	–	(13,652)	–	(13,652)
Net loss	–	–	–	–	–	–	–	–	(342,820)	(342,820)
Balance as of December 31, 2024	100,000,000	$1,000	1,248,969	$13	1,380,000	$14	$2,545,862	$(7,942)	$(4,091,754)	$(1,552,807)

Balance as of April 1, 2025	100,000,000	$1,000	1,248,969	$13	1,380,000	$14	$2,645,862	$(3,898)	$(4,314,073)	$(1,671,082)
Shares issued for private placement	–	–	1,466,000	15	(1,380,000)	(14)	429,999	–	–	430,000
Foreign currency translation adjustments	–	–	–	–	–	–	–	(11,470)	–	(11,470)
Fractional shares from reverse split	–	–	112	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	(189,582)	(189,582)
Balance as of June 30, 2025	100,000,000	$1,000	2,715,081	$27	–	$–	$3,075,862	$(15,368)	$(4,503,655)	$(1,442,134)

Foreign currency translation adjustments	–	–	–	–	–	–	–	(18,210)	–	(18,210)
Net loss	–	–	–	–	–	–	–	–	(380,321)	(380,321)
Balance as of September 30, 2025	100,000,000	$1,000	2,715,081	$27	–	$–	$3,075,862	$(33,578)	$(4,883,976)	$(1,840,665)

Exercise of stock conversion	(100,000,000)	(1,000)	10,000,000	100	–	–	900	–	–	–
Fractional shares from reverse split	–	–	30	–	–	–	–	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	–	–	40,374	–	40,374
Net loss	–	–	–	–	–	–	–	–	(286,586)	(286,586)
Balance as of December 31, 2025	–	$–	12,715,111	$127	–	$–	$3,076,762	$6,796	$(5,170,562)	$(2,086,877)

# The share amounts are presented on a retroactive basis, giving effect to 1-for-10,000 reverse split (see Note 1).

See accompanying notes to condensed consolidated financial statements.

ZICIX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended December,
	2025	2024
Cash flows from operating activities:
Net loss	$(856,489)	$(3,072,099)
Less: loss from discontinued operations	–	(847,234)
Loss from continuing operations	(856,489)	(2,224,865)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of plant and equipment	17,342	13,948
Amortization of right-of-use assets	151,688	–
Amortization of debt discount (non-cash)	332,822	82,803
Fair value change of convertible debts and promissory note	149,290	31,352
Impairment loss on goodwill	–	1,376,083
Interest expenses on lease liabilities	25,038	–
Change in operating assets and liabilities:
Accounts receivable	(431,662)	–
Accounts payable	409,411	–
Accrued liabilities and other payables	352,789	276,866
Rental deposit	–	(90,027)
Lease liabilities	(195,427)	–
Inventories	–	(108,376)
Prepayments and other current assets	26,004	110,291
Net cash used in operating activities – continuing operations	(19,194)	(531925)
Net cash used in operating activities – discontinued operations	–	(313,839)
Net cash used in operating activities	(19,194)	(845,764)

Cash flows from investing activities:
Purchase of plant and equipment	(4,971)	(15,221)
Net cash used in investing activities – continuing operations	(4,971)	(15,221)
Net cash provided by investing activities – discontinued operations	–	31,490
Net cash (used in) provided by investing activities	(4,971)	16,269

Cash flows from financing activities:
Proceeds from convertible promissory note	–	200,000
Subscription proceeds from private placement	430,000	680,000
Repayment of bonds payable and convertible debts	(413,805)	(33,900)
Repayment to a shareholder	(155,229)	8,883
Advance to a related party	104,039	(38,319)
Net cash provided by financing activities – continuing operations	(34,995)	816,664
Net cash provided by financing activities – discontinued operations	–	–
Net cash provided by financing activities	(34,995)	816,664

Foreign currency translation adjustments	(9,898)	34,439

Net change in cash and cash equivalents	(69,058)	21,608

BEGINNING OF PERIOD	89,980	–

END OF PERIOD	$20,922	$21,608

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$25,094	$28,063

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion from preferred stock to common stock	$1,000	$–
Conversion of debts to common stock	$–	$313,839

See accompanying notes to condensed consolidated financial statements.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

On April 1, 2025, the Company approved a change in the Company’s fiscal year end from December 31 to March 31, retrospectively effective for the fiscal year beginning April 1, 2023.

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

Description of subsidiaries incorporated and controlled by the Company:

Name	Background		Ownership

Aisling Network Group Limited	•	British Virgin Islands (“BVI”) company	100% owned
(“ANGL”)	•	Incorporated on September 23, 2025	by the Company
	•	Issued and outstanding 50,000 ordinary shares at US$1 par value
	•	Investment holding

ASN Zone One Limited (“ASN”)	•	Hong Kong company	100% owned by the
	•	Incorporated on August 11, 2014	ANGL
	•	Issued and outstanding 10,000 ordinary shares for HK$10,000
	•	Provision of trading LED carriage boxes and components

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the nine months ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Period-end HKD:US$ exchange rate	7.7830	7.7655
Annualized average HKD:US$ exchange rate	7.7773	7.8024

●	Segment Reporting

ASC 280, Segment Reporting (“ASC 280”) establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in condensed consolidated financial statements for details on the Company’s business segments.

In accordance with Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, the Company considered whether additional disclosures were required, including significant segment expenses and measures used by the chief operating decision maker (“CODM”), Mr. Edwin Kal Ip Li (a chief executive officer of the Company). However, the CODM evaluates the Company’s performance based solely on condensed consolidated financial results, and no additional measures or expense categories are used for internal decision-making.

The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM, for making decisions, allocating resources and assessing performance, as the following reportable segments.

The operation of coupon redemption app business in United States of America (“U.S.”) was discontinued and closed down in March 2025, in which this segment did not generate any revenue during the three and nine months ended December 31, 2025 and 2024. Based on the management’s assessment, the Company determined that it has one reportable operating segment, as defined by ASC 280. For the three and nine months ended December 31, 2025 and 2024, all of the Company’s revenues and assets are generated in Hong Kong. Therefore, no geographical segments are presented.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

Cloud Service

Revenues from cloud services are recognized over time (typically, on a monthly basis) as service is provided.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers, disaggregated by revenue source and the related segments, for the three and nine months ended December 31, 2025 and 2024:

		For the three months ended December 31,
Type of revenue sources	Time of recognition	2025	2024

Product Sales	At a point in time	–	69,978
Cloud services	Over time	$431,981	$–
		$431,981	$69,978

		For the nine months ended December 31,
Type of revenue sources	Time of recognition	2025	2024

Product sales	At a point in time	$300,869	$69,978
Cloud services	Over time	431,981	–
		$732,850	$69,978

●	Leases

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

Income taxes are determined in accordance with the provisions of ASC 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the nine months in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the three and nine months ended December 31, 2025 and 2024, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2025 and March 31, 2025, the Company did not have any significant unrecognized uncertain tax positions.

The Company is subject to tax in local US and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the relevant tax authorities.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

There are no new recently issued accounting standards that will have a material impact on the condensed consolidated balance sheets, statements of operations and comprehensive loss and cash flows for the nine months ended December 31, 2025.

3.       GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.

The Company suffered from a continuous loss of $856,489 for the nine months ended December 31, 2025 and had a working capital deficit of $1,604,557 and accumulated deficit of $5,170,562, as of December 31, 2025. The Company has funded its operations and capital expenditure primarily through its stockholders. The continuation of the Company as a going concern is dependent upon improving profitability and the continued financial support from its stockholders or external fund-raising through private placements. Management believes the existing stockholders will provide additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

4.       AMOUNT DUE FROM A RELATED PARTY

As of December 31, 2025 and March 31, 2025, the amount represented temporary advances to a related party, Mr. Lo Yiu Kwok, the director of the Company’s subsidiary, which was unsecured, interest-free and repayable on demand. The balance was $380,466 and $484,505 as of December 31, 2025 and March 31, 2025, respectively. The balance is expected to be settled within the next 12 months.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

Supplemental balance sheet information related to operating leases was as follows:

	As of
	December 31, 2025	March 31, 2025
Operating lease:
Right-of-use assets, net	$320,668	$472,803

Lease liabilities:
Current lease liabilities	$207,595	$226,762
Non-current lease liabilities	128,965	286,349

	$336,560	$513,111

Operating lease expense for the three months ended December 31, 2025 and 2024 was $56,796 and $0, respectively.

Operating lease expense for the nine months ended December 31, 2025 and 2024 was $170,389 and $0, respectively.

Other supplemental information about the Company’s operating lease, as of:

	December 31, 2025	March 31, 2025
Weighted average discount rate	8%	8%
Weighted average remaining lease term	1.79	2.33

Operating lease commitments:

The following table summarizes the future minimum lease payments due under the Company’s operating lease in the next three years, as of December 31, 2025:

Year ending December 31,
2026	$227,018
2027	132,427
2028	–
Total minimum finance lease liabilities payment	359,445
Less: imputed interest	(22,885)
Future minimum lease liabilities	$336,560

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

-	LED-box Business	Provision of LED carriage boxes and components in Hong Kong

-	App Development* (presented as discontinued operations)	Development and launch of a coupon redemption app for customers to download on smartphones and other devices in U.S. (this segment closed down in March 2025)

Based on the management’s assessment, the Company determined that it has one reportable operating segment, as defined by ASC 280 for the three and nine months ended December 31, 2025.

	LED-box Business		App Development *		Total
	Three Months Ended December 31,
	2025	2024	2025	2024	2025	2024
	US$	US$	US$	US$	US$	US$

Revenues	431,981	69,978	–	–	431,981	69,978

Cost of revenue	(409,714)	(15,151)	–	–	(409,714)	(15,151)

Gross profit	22,267	54,827	–	–	22,267	54,827

Total operating expenses	(232,515)	(241,817)	–	–	(232,515)	(241,817)

Loss from operations	(210,248)	(186,990)	–	–	(210,248)	(186,990)

Total other expenses, net	(76,338)	(155,830)	–	–	(76,338)	(155,830)

Loss from operations before income taxes	(286,586)	(342,820)	–	–	(286,586)	(342,820)
Income tax expense	–	–	–	–	–	–
Segment loss	(286,586)	(342,820)	–	–	(286,586)	(342,820)

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	LED-box Business		App Development *		Total
	Nine months ended December 31,
	2025	2024	2025	2024	2025	2024
	US$	US$	US$	US$	US$	US$

Revenues	732,850	69,978	–	–	732,850	69,978

Cost of revenue	(415,315)	(15,151)	–	–	(415,315)	(15,151)

Gross profit	317,535	54,827	–	–	317,535	54,827

Total operating expenses	(678,293)	(732,293)	–	–	(678,293)	(732,293)

Loss from operations	(360,758)	(677,466)	–	–	(360,758)	(677,466)

Total other expenses, net	(495,731)	(1,547,399)	–	(847,234)	(495,731)	(2,394,633)

Loss from operations before income taxes	(856,489)	(2,224,865)	–	(847,234)	(856,489)	(3,072,099)
Income tax expense	–	–	–	–	–	–
Segment loss	(856,489)	(2,224,865)	–	(847,234)	(856,489)	(3,072,099)

For the three and nine months ended December 31, 2025, all of the Company’s revenue and assets are locally generated in Hong Kong. Therefore, no geographical segments are presented.

7.       AMOUNT DUE TO A SHAREHOLDER

As of December 31, 2025 and March 31, 2025, the amount represented temporary advances made by a shareholder, Cosmos Links International Holding Ltd to the Company for capital expenditure and working capital purpose, which was unsecured, interest free and repayable on demand. The balance was $158,674 and $313,903 as of December 31, 2025, and March 31, 2025, respectively.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

8.       BONDS PAYABLE

Bonds payable consisted of the following:

	As of
	December 31, 2025	March 31, 2025
Principal amounts of bonds payable	$115,526	$328,043
Less: unamortized discounts	(14,200)	(12,829)
Bonds payable, net	101,326	315,214

Representing:
Current portion	85,595	231,210
Non-current portion	15,731	84,004
	$101,326	$315,214

These bonds were issued by the Company’s subsidiary, ASN to certain third parties of an aggregate principal amount of $334,061 (HK$2,600,000) under the bond agreements, which carried interest at a rate of 8% per annum.

Bond A: Both annual interest and the principal amount became monthly payable after the seventh month of the bond agreements up to maturity date.

Bond B : Both annual interest and the full principal amount became payable in its entirety at the maturity date.

The debt discounts are amortized into interest expense using the effective interest method over the terms of the bonds. Interest expense in relation to bonds payable for the nine months ended December 31, 2025, and 2024 were $40,563 and $25,795, respectively.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Interest expense of convertible debts for the nine months ended December 31, 2025, and 2024 were $186,554 and $66,926, respectively.

The conversion derivative, associated with these convertible debts was accounted for as a liability in accordance with ASC 815-40. The conversion derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of conversion derivative liability in the condensed consolidated statements of operations. The convertible debts are made up of the fair value of the embedded conversion option with a fair value, totaling $1,599,575 and $1,671,090, as of December 31, 2025, and March 31, 2025, respectively.

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

Interest expense of the Note for the nine months ended December 31, 2025 and 2024 were $47,238 and $0, respectively.

The conversion derivative, associated with this promissory note was accounted for as a liability in accordance with ASC 815-40. The conversion derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of conversion derivative liability in the condensed consolidated statements of operations. The convertible promissory note is made up of the fair value of the embedded conversion option with a fair value, as of December 31, 2025 and March 31, 2025 of $302,627 and $252,242, respectively.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

11.       STOCKHOLDERS’ DEFICIT

Authorized share

The Company has 100,000,000 shares of Series A Preferred Stock authorized with a par value of $0.00001 per share.

The Company has 14,000,000,000 shares of Common Stock authorized with a par value of $0.00001 per share.

As of December 31, 2025 and March 31, 2025, the Company had 27,600,000,000 and 14,000,000,000 shares of common stock authorized, respectively.

Preferred stock

On October 17, 2025, the Company converted 100,000,000 shares of Series A Preferred Stock into 10,000,000 shares of its common stock.

As of December 31, 2025 and March 31, 2025, the Company had nil and 100,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

Common stock

On October 8, 2025, the Company received an approval for a reverse split of its common shares at a ratio of 1-for-10,000. Upon the effectiveness of the reverse split, the total number of issued and outstanding common shares was reduced by a corresponding proportion from 27,149,688,394 to 2,715,081.30 fractional shares of common stock were issuable as a result of the reverse split. All share and per share amounts have been retroactively adjusted to reflect the reverse split for all periods presented.

As of December 31, 2025 and March 31, 2025, the Company had 12,715,111 and 1,248,969 shares of its common stock issued and outstanding, respectively.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

12.       NET LOSS PER SHARE

The calculation of the basic and diluted net loss per share attributable to common stockholders of the Company is based on the following data (in dollars, except share data):

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Numerator:
Net loss from continuing operations	$(286,586)	$(342,820)	$(856,489)	$(2,224,865)
Net loss from discontinued operations	–	–	–	(847,234)
Net loss attributable to common shareholders	$(286,586)	$(342,820)	$(856,489)	$(3,072,099)

Denominator:
Weighted average common shares outstanding – Basic and Diluted	10,867,282	1,248,969	5,111,847	743,409

Net loss per share:
Continuing operations – Basic and diluted#	$(0.03)	$(0.27)	$(0.17)	$(2.99)
Discontinued operations – Basic and diluted#	0.00	0.00	0.00	(1.14)
Net loss per share – Basic and diluted#	$(0.03)	$(0.27)	$(0.17)	$(4.13)

#	The share and per share amounts are presented on a retroactive basis, giving effect to 1-for-10,000 reverse split (see Note 1).

For the three and nine months ended December 31, 2025 and 2024, diluted weighted average ordinary shares outstanding is equal to basic weighted average ordinary shares due to the Company’s net loss position. Hence, no ordinary shares equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

13.       INCOME TAX

The provision for income taxes consisted of the following:

Nine months ended December 31,
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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

For the nine months ended December 31, 2025 and 2024, there were no operating incomes.

BVI

Under the current BVI law, ANGL is not subject to tax on income.

Hong Kong

ASN operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax expense to loss before income tax at applicable tax rates for the nine months ended December 31, 2025 and 2024 is as follows:

	Nine months ended December 31,
	2025	2024

Loss before income taxes	$(856,489)	$(3,072,099)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(141,321)	(506,896)
Tax effect of non-deductible items	91,526	256,977
Net operating losses	49,795	249,919
Income tax expense	$–	$–

As of December 31, 2025, the operations in Hong Kong incurred $1,368,436 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $225,792 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2025 and March 31, 2025:

	December 31, 2025	March 31, 2025

Net operating losses carryforwards	$225,792	$166,306
Less: allowance on deferred tax assets	(225,792)	(166,306)
Deferred tax assets, net	$–	$–

As of December 31, 2025 and March 31, 2025, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the condensed consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

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

Nature of relationships with related parties

Name of related party	Relationship with the Company
Lo Yiu Kwok	Family member of the Company’s director and director of the Company’s subsidiary

Related party balances consisted of the following:

		As of
Name	Nature	December 31, 2025	March 31, 2025

Lo Yiu Kwok	Amount due from a related party	$380,466	$484,505

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

15.       CONCENTRATIONS OF RISKS

The Company is exposed to the following concentrations of risks:

(a)       Major customer

For the three months ended December 31, 2025, the Company has one single customer who accounted for 100% of its total revenues.

For the nine months ended December 31, 2025, the Company has two customers, who accounted for 100% of its total revenues.

For the three and nine months ended December 31, 2024, the Company has no single customer who accounted for 10% of its revenues.

(b)       Major vendor

For the three months ended December 31, 2025, the Company has one single vendor who accounted for 100% of its total cost of revenue.

For the nine months ended December 31, 2025, the Company has one single vendor, who accounted for 99% of its total cost of revenue.

For the three and nine months ended December 31, 2024, the Company has no single vendor who accounted for 100% of its total cost of revenue.

(c)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and amount due from a related party. Cash equivalents are maintained with high credit quality institutions in Hong Kong, the composition and maturities of which are regularly monitored by the management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$800,000 (equal to $102,788) if the bank in Hong Kong with which an individual/a company hold its eligible deposit fails.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

As of December 31, 2025 and March 31, 2025, the Company did not have any significant commitments and contingencies involved, except for the below:

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

17.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2025, up through the date the Company issued the unaudited condensed consolidated financial statements.

The Company determined that there are no further events to disclose.

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

We are a development stage company.

We reported a net loss of $286,586 and $868,489 for the three and nine months ended December 31, 2025, respectively. We had current assets of $1,029,682 and current liabilities of $2,634,239 as of December 31, 2025.

Our financial statements for the nine months ended December 31, 2025, and the years ended March 31, 2025, and 2024 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders and external fund-raising through private placements. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Results of Operations.

Three Months Ended December 31, 2025, as compared to Three Months Ended December 31, 2024

The following table sets forth selected financial information from our statements of comprehensive income for the three months ended December 31, 2025, and 2024:

	Three Months Ended December 31,
	2025	2024

Revenues	$431,981	$69,978
Cost of revenues	(409,714)	(15,151)
Gross profit	22,267	54,827
Operating expenses:
General and administrative expenses	(232,515)	(241,817)
Total operating expenses	(232,515)	(241,817)
Loss from operations	(210,248)	(186,990)
Interest expenses on bonds payable, convertible debts and promissory note	(104,111)	(89,781)
Interest on lease liabilities	(7,396)	–
Change in fair value of convertible debts and promissory note	34,669	(68,104)
Sundry income	500	2,055
Total other expenses, net	(76,338)	(155,830)
Loss before income taxes from continuing operations	(286,586)	(342,820)
Income tax expense	–	–
Net loss from continuing operations	(286,586)	(342,820)

Discontinued operations
Net loss from discontinued operations, net of tax	–	–
Net loss	$(286,586)	$(342,820)

Revenues

The Company currently generates following source of revenue:

		For the three months ended December 31,
Type of revenue sources	Time of recognition	2025	2024

Product sales	At a point in time	$–	$69,978
Cloud services	Over time	431,981	–
		$431,981	$–

The Company generates most of its revenue from direct product sales and cloud services. Revenue from direct trading sales is recognized when the customer obtains control of the product, which occurs at a point in time. Delivery occurs when the goods have been delivery to the specific location upon the agreed shipment terms Shipping term under Free On Board (“FOB”), the Company transferred the ownership of goods to customer and who is liable for goods damaged during shipping. The Company bills the invoices to customers together with the delivery and collects the receivables in a credit term of 30 days. Revenues from cloud services are recognized over time (typically, on a monthly basis) as service is provided.

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

For the three months ended December 31, 2025, our total revenue increased to $431,981 from $69,978 in the corresponding period of 2024, representing a growth of approximately 517%. The increase was entirely driven by the launch of our new cloud services segment, which contributed $431,981 in revenue recognized over time, compared to nil in the prior period.

For the three months ended December 31, 2025, the Company has one customer, who accounted for 100% of its total revenues.

Cost of revenues

For the three months ended December 31, 2025, cost of sales increased significantly to $415,315 from $15,151 in the corresponding period of 2024, representing an increase of approximately 2,642%. This substantial rise was almost entirely driven by the new cloud services segment, where cost of sales attributable to cloud services amounted to $409,714, compared to $15,151 in the prior-year period which was entirely attributable to product sales in 2024.

Gross Profit

We achieved a gross profit of $22,267 and $54,827 for the three months ended December 31, 2025, and 2024, respectively. The decrease in gross profit is attributable to low profit margin generated from cloud service business compared to a higher profit margin from product sales compared to 2024.

For the three months ended December 31, 2025, the Company has one vendor, who accounted for 100% of its total cost of revenue.

Operating Expenses

General and Administrative Expenses (“G&A”): General and administrative expenses of $232,515 and $241,817 for the three months ended December 31, 2025, and 2024, respectively. These expenses primarily include payroll, office operating costs, as well as professional fees.

Income Tax Expense

There was no income tax expense for the three months ended December 31, 2025, and 2024.

Nine months ended December 31, 2025, as compared to Nine months ended December 31, 2024

The following table sets forth selected financial information from our statements of comprehensive income for the nine months ended December 31, 2025, and 2024:

	Nine Months Ended December 31,
	2025	2024

Revenues	$732,850	$69,978
Cost of revenues	(415,315)	(15,151)
Gross profit	317,535	54,827
Operating expenses:
General and administrative expenses	(678,293)	(732,293)
Total operating expenses	(678,293)	(732,293)
Loss from operations	(360,758)	(677,466)
Interest expenses on bonds payable, convertible debts and promissory note	(332,822)	(143,855)
Interest on lease liabilities	(25,038)	–
Impairment loss on goodwill	–	(1,376,083)
Change in fair value of convertible debts and promissory note	(140,290)	(31,352)
Sundry income	11,419	3,891
Total other expenses, net	(495,731)	(1,547,399)
Loss before income taxes from continuing operations	(856,489)	(2,224,865)
Income tax expense	–	–
Net loss from continuing operations	(856,489)	(2,224,865)

Discontinued operations
Net loss from discontinued operations, net of tax	–	(847,234)
Net loss	$(856,489)	$(3,072,099)

Revenues

The Company currently generates following source of revenue:

		For the nine months ended December 31,
Type of revenue sources	Time of recognition	2025	2024

Product sales	At a point in time	$300,869	$69,978
Cloud services	Over time	431,981	–
		$732,850	$69,978

The Company generates most of its revenue from direct product sales and cloud services. Revenue from direct trading sales is recognized when the customer obtains control of the product, which occurs at a point in time. Delivery occurs when the goods have been delivery to the specific location upon the agreed shipment terms Shipping term under Free On Board (“FOB”), the Company transferred the ownership of goods to customer and who is liable for goods damaged during shipping. The Company bills the invoices to customers together with the delivery and collects the receivables in a credit term of 30 days. Revenues from cloud services are recognized over time (typically, on a monthly basis) as service is provided.

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

For the nine months ended December 31, 2025, total revenue increased significantly to $732,850 from $69,978 in the corresponding period of 2024, representing growth of approximately 948%. This substantial increase was primarily attributable to the successful launch and ramp-up of our new cloud services segment, which generated $431,981 in revenue recognized over time, compared to nil in the prior year.

For the nine months ended December 31, 2025, the Company has two customers, who accounted for 100% of its total revenues.

Cost of revenues

For the nine months ended December 31, 2025, cost of sales increased significantly to $415,315 from $15,151 in the corresponding period of 2024, representing an increase of approximately 2,641%. This sharp rise was predominantly driven by the new cloud services segment, where cost of sales attributable to cloud services totaled $409,714, compared to nil in 2024. The remaining $5,601 of cost of sales in 2025 related to product sales which was lower than the $15,151 entirely attributable to product sales in 2024, reflecting the Company's strategic shift away from traditional product sales toward higher-margin, recurring cloud services.

For the nine months ended December 31, 2025, the Company has two vendors, who accounted for 100% of its total cost of revenue.

Gross Profit

We achieved a gross profit of $317,535 and $54,827 for the nine months ended December 31, 2025, and 2024, respectively. The increase in gross profit is attributable to an increase in new business in rendering logistics and warehousing services.

Operating Expenses

General and Administrative Expenses (“G&A”): General and administrative expenses of $678,293 and $732,293 for the nine months ended December 31, 2025, and 2024, respectively. These expenses primarily include payroll, office operating costs, as well as professional fees.

Income Tax Expense

There was no income tax expense for the nine months ended December 31, 2025, and 2024.

Liquidity and Capital Resources

Working Capital

As of December 31, 2025, we had cash and cash equivalents of $20,922, inventories of $72,877, rental deposit of $89,825, amount due from a related party of $380,466, trade receivables of $431,662 and prepayments and other current assets of $33,930.

As of March 31, 2025, we had cash and cash equivalents of $89,980, inventories of $72,914, rental deposit of $89,871, amount due from a related party of $484,505 and prepayments and other current assets of $59,934.

As of December 31, 2025, and March 31, 2025, we had working capital deficit of $1,604,557 and $723,203, respectively.

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

Cash Flows

The following summarizes the key component of our cash flows for the nine months ended December 31, 2025 and 2024:

	Nine months ended December 31,
	2025	2024
Net cash used in operating activities – continuing operations	$(19,194)	$(531,925)
Net cash used in operating activities – discontinued operations	$–	$(313,839)
Net cash used in investing activities – continuing operations	$(4,971)	$(15,221)
Net cash provided by investing activities – discontinued operations	$–	$31,490
Net cash (used in) provided by financing activities – continuing operations	$(34,995)	$816,664
Net cash provided by financing activities – discontinued operations	$–	$–

Net Cash Used in Operating Activities – Continuing operations

For the nine months ended December 31, 2025, net cash used in operating activities in continuing operations was $19,194, which consisted primarily of net loss of $856,489, a decrease of lease liabilities of $195,427, an increase in trade receivables of $431,662 and offset by a decrease in prepayments and other current assets of $26,004, an increase in trade payables of $409,411 and an increase in accrued liabilities and other payables of $352,789, and adjusted for non-cash items of depreciation for plant and equipment of $17,342, amortization of right-of-use assets of $151,688, amortization of debt discount of $332,822, fair value change of convertible debts and promissory note of $149,290, and interest expenses on lease liabilities of $25,038.

For the nine months ended December 31, 2024, net cash used in operating activities in continuing operations was $529,925, which consisted primarily of net loss of $2,224,865, an increase in rental deposit of $90,027, an increase in inventories of $108,376, and adjusted for non-cash items of fair value change of convertible debts and promissory note, offset by an increase in accrued liabilities and other payables of $276,866, decrease in prepayments and other current assets of $110,291 and adjusted for non-cash items of depreciation for plant and equipment of $13,948, amortization of debt discount of $82,803, fair value change of convertible debts and promissory note of $31,352, and impairment loss on goodwill of $1,376,083.

Net Cash Used in Operating Activities – Discontinued operations

There was no cash flow from operating activities for discontinued operations for the nine months ended December 31, 2025.

For the nine months ended December 31, 2024, net cash used in operating activities for discontinued operations was $313,839, which consisted primarily of net loss of $847,234, current liabilities of discontinued operations of $393,924 and offset by current assets of discontinued operations of $927,319.

Net Cash Used In Investing Activities – Continuing operations

For the nine months ended December 31, 2025, and 2024, net cash used in investing activities of $4,971 and $15,221, respectively, represents purchase of plant and equipment during the period.

Net Cash Provided by Investing Activities – Discontinued operations

There was no cash flow from investing activities for discontinued operations for the nine months ended December 31, 2025.

For the nine months ended December 31, 2024, net cash provided by investing activities for discontinued operations was $31,490, which consisted primarily of decrease in current liabilities of discontinued operations of $2,078,705 and offset by decrease in current assets of discontinued operations of $2,047,215.

Net Cash Provided by Financing Activities – Continuing operations

For the nine months ended December 31, 2025, net cash used in financing activities for continuing operations was $34,995 which consisted primarily of subscription proceeds from private placement of $430,000 and advance from a related party $104,039 and offset by repayment of bonds payable and convertible debts of $413,805 and repayment to a shareholder of $155,229.

For the nine months ended December 31, 2024, net cash provided by financing activities for continuing operations was $583,241 which consisted primarily of proceeds from convertible promissory note of $200,000, advance from a shareholder of $8,883 and subscription proceeds from private placement of $680,000, offset by repayment of bonds payable and convertible debts of $33,900 and advance to a related party of $38,319.

Net Cash Provided by Financing Activities – Discontinued operations

There was no cash flow from financing activities for discontinued operations for the nine months ended December 31, 2025, and 2024.

All advances are repayable on demand and interest-free.

Material Cash Requirements

As of December 31, 2025, we had an accumulated deficit of $5,170,562. Our material cash requirements are highly dependent upon the additional financial support from our stockholders in the next 12 - 18 months.

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

Except as noted above, we had no other contractual obligations and material commercial commitments as of December 31, 2025.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of December 31, 2025.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item. The below risk factor updates the risk factor originally set forth in the Registration Statement.

The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer’s public accounting firm within three years. This three-year period was shortened to two years upon the enactment of the Consolidated Appropriations Act, 2023. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.

The Holding Foreign Companies Accountable Act was signed into law on December 18, 2020, and requires Auditors of publicly traded companies to submit to regular inspections every three years to assess such auditors’ compliance with applicable professional standards. The Consolidated Appropriations Act, 2023 amended the HFCAA and reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction.

Our Auditor is based in Malaysia and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act, as amended by the Consolidated Appropriations Act, 2023, that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time.

According to Article 177 of the Securities Law of the PRC (“Article 177”), overseas securities regulatory authorities are prohibited from engaging in activities pertaining to investigations or evidence collection directly conducted within the territories of the PRC, and Chinese entities or individuals are further prohibited from providing documents and information in connection with securities business activities to any organizations and/or persons abroad without the prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. As of the date of this registration statement, we are not aware of any implementing rules or regulations which have been published regarding application of Article 177.

We believe Article 177 is only applicable where the activities of overseas authorities constitute a direct investigation or evidence collection by such authorities within the territory of the PRC. In the event that the U.S. securities regulatory agencies carry out an investigation on us such as an enforcement action by the Department of Justice, the SEC or other authorities, such agencies’ activities will constitute conducting an investigation or collecting evidence directly within the territory of the PRC and accordingly fall within the scope of Article 177. In that case, the U.S. securities regulatory agencies may have to consider establishing cross-border cooperation with the securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or establishing a regulatory cooperation mechanism with the securities regulatory authority of the PRC. However, there is no assurance that the U.S. securities regulatory agencies will succeed in establishing such cross-border cooperation in this particular case and/or establish such cooperation in a timely manner.

Furthermore, as Article 177 is a recently promulgated provision, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023, requires the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect the issuer’s public accounting firm within two years. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the period ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities *
10.1	Stock Purchase Agreement dated June 7, 2024, by and between The William A. Petty Living Trust and Lo Wai Lin (1)

10.2	Stock Purchase Agreement dated July 25, 2024, by and between Zicix Corporation, a Nevada corporation, Lo Yiu Kwok (“Seller”) and ASN Zone One Limited, a Hong Kong private limited company (1)
10.3	Framework Agreement for Regional Market Cooperation in the Middle East, Africa and Asia, dated November 7, 2024, between ASN Zone One Limited and Shenzhen Qianhai Hengyunlian Technology Co., Ltd. (1)
10.4	Tenancy Agreement, dated October 8, 2024, by and between Market Century Global Limited and ASN Zone One Limited (1)
10.5	Convertible Promissory Note dated September 16, 2024, in the Principal Amount of $200,000 in favor of Chen Rui Teng *
21	Subsidiaries *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 14, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZICIX CORPORATION

Date: February 20, 2026	By:	/s/ Edwin Li
Name: Edwin Li
Title: Chief Executive Officer

