Form 10-K
period 2026-03-31
Zicix Corp
filed 2026-10-15
CIK 1465311

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56789

ZICIX CORPORATION

(Exact name of registrant as specified in its charter)

nevada	74-2036525
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1901, The World Trade Centre

280 Gloucester Road, Causeway Bay

Hong Kong, China

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: + 852-91010998

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 par value

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or any emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at October 1, 2026
Common Stock, $0.00001 par value per share	27,092,279 shares

The aggregate market value of the 12,715,111 shares of Common Stock of the registrant held by non-affiliates on September 30, 2025 was $9,923,005, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $4.60.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

INTRODUCTORY COMMENT

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiary based in Hong Kong. Our investors hold shares of common stock in Zicix Corporation, the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Our ability to obtain contributions from our subsidiary are significantly affected by regulations promulgated by Hong Kong authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong” set forth herein.

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

There may be prominent risks associated with our operations being in Hong Kong. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the soon to be effective Data Security Law, may target the Company’s corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement, The business of our subsidiary is not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations.. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong” set forth herein.

ii

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. The Consolidated Appropriations Act, 2023 amended the HFCAA and reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. Our auditor is based in Nigeria and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Nigerian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors - The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer’s public accounting firm within three years. This three-year period was shortened to two years upon the enactment of the Consolidated Appropriations Act, 2023. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth herein.

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong as summarized below and in “Risk Factors — Risks Relating to Doing Business in Hong Kong.” set forth herein.

•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors - We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth herein.

•	We are a holding company with operations conducted through our wholly owned subsidiary based in Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited. set forth herein.

•	There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” and “Transfers of Cash to and from our Subsidiary” set forth herein.

iii

•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiary in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth herein.

•	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little to no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiary or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors - We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.” and “The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth herein.

•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors - The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth herein.

•	Under the Enterprise Income Tax Law of the PRC (“EIT Law”), we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors - Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth herein.

iv

•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.

•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors - Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth herein.

•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors - We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth herein.

•	We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors - It may be difficult for stockholders to enforce any judgment obtained in the United States against us, our officers or directors, which may limit the remedies otherwise available to our stockholders.” set forth herein.

•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors - Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth herein.

•	References in this registration statement to the “Company,” “ZICX,” “we,” “us” and “our” refer to ZICIX Corporation, a Nevada company and its subsidiary on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

Transfers of Cash to and from Our Subsidiaries

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

v

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

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this registration statement, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors Government and Industry Regulations Risks Relating to Doing Business in Hong Kong.” set forth herein.

vi

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

vii

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Summary

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

ASN’s current core offering is an “AI-Enabled Global Network Marketing and Advertising Platform,” which integrates cutting-edge hardware (e.g., naked eye 3D LED displays) with smart software systems to deliver end-to-end services for clients’ global business expansion. ASN began operations in September 02, 2022, and operates in Hong Kong. ASN is actively seeking potential clients such as media outlets in Hong Kong and China to convert some of the outdoor advertising from 2D to 3D.

ASN initially intended to focus on extending its reach to the Middle East by the end of 2026. Since March 2026, we have experienced temporary cessation of Dubai business operations due to an inability to execute the scheduled product shipments to our regional distribution hub in Dubai, resulting from regional supply chain and transit disruptions caused by U.S.-Iraq conflict. As of March 31, 2026, our bank accounts had been suspended, resulting in no cash balances, also certain overdue convertible debts totaling approximately $326,700 (principal and unpaid interest) were in default. We have funded ASN’s operations and capital expenditure primarily through financial support from our stockholders and directors. Our continuation as a going concern is dependent upon improving profitability, securing continued financial support from our stockholders or raising additional capital through external fund-raising, such as, private placements. Management believes the existing stockholders will provide additional cash to meet with our obligations as they become due. However, there is no assurance that we will be successful in securing sufficient funds to sustain the operations.

Management is actively negotiating with holders of convertible debts and note totaling approximately $947,000 to restructure or extend repayment terms. These negotiations include discussions on potential debt-to-equity conversions, revised maturity schedules, and partial settlements to alleviate immediate liquidity pressure. While some binding agreements have been finalized as of the date of this filing, management believes that constructive progress has been made and that creditors are receptive to restructuring proposals.

On July 25, 2024, Zicix Corporation, a Nevada corporation (the “Corporation”), entered into that certain Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Corporation agreed to purchase from Lo Yiu Kwok (“Seller”) 10,000 shares of ordinary stock of ASN Zone One Limited, a Hong Kong private limited company (“ASN”), constituting all of the issued and outstanding securities of ASN (the “ASN Securities”). The consideration for ASN Securities was Five Thousand Dollars and up to an aggregate amount of Six Hundred Thirty Million (630,000,000) shares of the Corporation’s common stock, par value $0.00001, which shares are issuable upon the achievement of certain revenue-based milestones (the “Earn Out Shares”) occurring during the three year period following July 25, 2024 (the “Earn Out Period”). ASN did not meet with the minimum annual revenue of $500,000 as the performance milestone for the first year from July 26, 2024 to July 25, 2025, and therefore no earnout shares were issued.

The foregoing description of the Stock Purchase Agreement between Seller, ASN and the Corporation is qualified in its entirety by the terms of the Stock Purchase Agreement attached hereto and incorporated herein as Exhibit 2.

Our corporate organization chart is below.

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiary based in Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. ZICIX Corporation and its Hong Kong subsidiary are not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. However, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we (the parent company and our subsidiary) may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or that the PRC government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions would likely cause value the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our operations in Hong Kong, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.”

We are authorized to issue up to 27,600,000,000 shares of our common stock, par value $0.00001, and 400,000,000 shares of preferred stock, par value $0.00001. Our Board has designated the following classes of preferred stock: (i) the Series A Preferred Stock,” par value $0.00001, with 100,000,000 authorized shares, 10,000 of which are issued and outstanding; and (ii) “Series B Convertible Preferred Stock,” par value $0.001, with 50,000,000 authorized shares, none of which are issued and outstanding. The voting and conversion rights of each series of preferred stock and the beneficial ownership of such securities by insiders are summarized below:

Stock	Voting Rights	Ownership
Common Stock	One vote per share	20.55% held by Lo Wai Lin
Series A Preferred Stock	Holders of Series A Convertible Preferred Stock are entitled to vote on matters submitted to a vote of the shareholders with each one share having 1,000 votes. Each one share of Series A Convertible Preferred Stock converts into 1,000 shares of Common Stock.	100% held by Lo Wai Lin
Series B Convertible Preferred Stock	Holders of Series B Convertible Preferred Stock have no voting rights, and each one share of Series B Convertible Preferred Stock converts into 4 shares of Common Stock.	None outstanding

On an as converted basis, Lo Wai Lin will be entitled to control approximately 83.04% of our voting power on matters submitted to a vote of the shareholders. We do not intend to utilize controlled company exemptions.

We are at a development stage company. We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

We reported a net loss of $1,388,179 and $3,294,418 for the years ended March 31, 2026 and 2025, respectively. We had current assets of $507,486 and current liabilities of $3,233,629 as of March 31, 2026. As of March 31, 2025, our current assets and current liabilities were $797,204 and $1,520,407, respectively.

Our financial statements for the years ended March 31, 2026 and 2025 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders and external fund-raising through private placements. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

We are organized under the laws of the State of Nevada as a holding company that conducts its business through its Hong Kong subsidiary. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiary.

Corporate History

We were incorporated under the laws of the State of Nevada on January 21, 2011, under the name ZICX Corporation. On January 26, 2011, Bederra Corporation, a Texas corporation, merged into Zicix Corporation, a Nevada corporation, with Zicix Corporation as the surviving corporation. Bederra Corporation provided multiple modality diagnostic medical imaging, medical and clinical services. During the year ended December 31, 2012, the company earned gross revenues of approximately $159,105.

The Company carried on nominal or no operations from the year ended December 31, 2013, until September 13, 2018, at which time the Company completed the acquisition of Marketing Digest, Inc. (a private company). As a result of this acquisition, the primary business of the Company became the development and launch of a coupon redemption app for customers to download on smartphones and other devices. No change in control occurred in connection with this acquisition.

Despite the acquisition of Marketing Digest, Inc., the Company conducted no or nominal operations during the years ended December 31, 2018, until the occurrence of the below described change in control.

On April 1, 2025, the Company approved a change in the Company’s fiscal year end from December 31 to March 31, retrospectively effective for the fiscal year beginning April 1, 2023.

Change in Control

On June 7, 2024, The William A. Petty Living Trust (“Seller”) and Lo Wai Lin (“Purchaser”) entered into that certain Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Seller agreed to sell, and Purchaser agreed to purchase, 100,000,000 shares of Series A Preferred Stock (the “Preferred A Shares”) of Zicix Corporation, a Nevada corporation (the “Corporation”) (representing 10,000 shares of Preferred A Shares on a post Reverse Split basis). Each share of the Series A Preferred Stock is convertible into 1000 shares of common stock, and holders of the Series A Preferred Stock are entitled to vote together with holders of the Common Stock on all matters submitted to a vote of the Common Stock holders. The sale and purchase transaction closed on June 15, 2024. As a result, a change in control of the Corporation occurred with the Purchaser becoming the controlling shareholder of the Corporation.

Effective on the closing, Ellaire Petty, the sole executive officer and director of the Corporation resigned from all of her positions with the Corporation and the following individuals were appointed to the positions set forth next to their names:

Name	Position
THONG Wai Ping Kenneth	Chief Executive Officer, Director
LO Wai Lin	Chief Financial Officer, Secretary, and Director
LAI Chi Kwan Thomas	Director

Effective July 23, 2024, THONG Wai Ping Kenneth resigned from all of his positions with the Corporation; WU XuLiang was appointed to fill all vacancies created by Mr. THONG’s departure; and Wan Yuk Chee was appointed to serve as the Secretary to replace LO Wai Lin. Effective February 6, 2025, WU XuLiang resigned from his positions and Edwin Kai Ip Li was appointed to serve as the Chief Executive Officer and Director of the Corporation.

The foregoing description of the Stock Purchase Agreement between Seller and Purchaser is qualified in its entirety by the terms of the Stock Purchase Agreement attached hereto and incorporated herein as Exhibit 10.1.

Increase in Authorized Capital; Reverse Stock Split

Effective June 11, 2024, the Corporation also increased its authorized shares from One Billion Six Million (1,600,000,000) shares of Common Stock, par value $0.001, and One Hundred Million shares of Preferred Stock, par value $0.0001, to Twelve Billion Seven Hundred Million (12,700,000,000) shares of Common Stock, par value $0.00001, and One Hundred Million shares of Preferred Stock, par value $0.00001.

Effective December 30, 2024, the Corporation increased its authorized shares from Twelve Billion Seven Hundred Million (12,600,000,000) shares of Common Stock, par value $0.00001, and One Hundred Million (100,000,000) shares of Preferred Stock, par value $0.00001, to Fourteen Billion (14,000,000,000) shares of Common Stock, par value $0.00001, and One Hundred Million (100,000,000) shares of Preferred Stock, par value $0.00001.

Effective June 18, 2025, the Corporation increased its authorized shares from Fourteen Billion (14,000,000,000) shares of Common Stock, par value $0.00001, and One Hundred Million (100,000,000) shares of Preferred Stock, par value $0.00001, to Twenty Seven Billion Six Hundred Million (27,600,000,000) shares of Common Stock, par value $0.00001, and Four Hundred Million (400,000,000) shares of Preferred Stock, par value $0.00001.

Effective October 9, 2025, the Corporation effectuated a 1:10,000 reverse stock split of its common stock whereby each 10,000 shares of the Corporation’s common stock were reduced to one share (the “Reverse Split”). In connection with Reverse Split, the Corporation’s 100,000,000 shares of Preferred A Shares were reduced to 10,000 shares of Preferred A Shares.

Acquisition of ASN Zone One Limited

On July 25, 2024, Zicix Corporation, a Nevada corporation (the “Corporation”), entered into that certain Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Corporation agreed to purchase from Lo Yiu Kwok (“Seller”) 10,000 shares of ordinary stock of ASN Zone One Limited, a Hong Kong private limited company (“ASN”), constituting all of the issued and outstanding securities of ASN (the “ASN Securities”). The consideration for ASN Securities was Five Thousand Dollars and up to an aggregate amount of Six Hundred Thirty Million (630,000,000) shares of the Corporation’s common stock, par value $0.00001, which shares are issuable upon the achievement of certain revenue based milestones (the “Earn Out Shares”) occurring during the three year period following July 25, 2024 (the “Earn Out Period”).

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

ASN’s current core offering is an “AI-Enabled Global Network Marketing and Advertising Platform,” which integrates cutting-edge hardware (e.g., naked eye 3D LED displays) with smart software systems to deliver end-to-end services for clients’ global business expansion. ASN operates in Hong Kong and currently is speaking with potential clients such as media outlets in Hong Kong and China to convert some of the outdoor advertising from 2D to 3D. ASN intends to focus on extending its reach to the Middle East by the end of 2026. Thereafter as financing permits, ASN hopes to expand to North Africa, US, Europe, and Asia.

The foregoing description of the Stock Purchase Agreement between Seller, ASN and the Corporation is qualified in its entirety by the terms of the Stock Purchase Agreement attached hereto and incorporated herein as Exhibit 10.2.

Market Overview

We believe that there is a clear increase in demand for AI-driven marketing solutions as businesses look to optimize advertising spend and improve targeting. From personalized content recommendations to predictive analytics, AI is rapidly transforming how marketers approach customer engagement. Fueling this transformation are continuous advancements in machine learning algorithms and the growing capabilities of big data analytics. These technologies enable marketers to analyze vast volumes of data in real time, uncovering patterns and insights that would be impossible to detect manually. As a result, campaigns are becoming more targeted, more personalized, and ultimately, more effective. We believe that the global AI marketing market will continue to experience substantial growth in the coming years. As businesses continue to recognize the strategic value of AI in enhancing marketing performance, we expect investment in these solutions to accelerate across industries.

According to Grand View Research, the broader 3D display market size was estimated approximately USD $144.5B in 2024 and projected to reach USD 413.13 billion by 2030, growing at a CAGR rate of 19.3% from 2025 to 2030. According to Imarc Group, the global 3D display market is projected to experience strong growth during the forecast period from 2025 to 2033, driven by retail, events, advertising/OOH (out-of-home), gaming and medical/industrial applications. As use cases continue to diversify and hardware/software innovation accelerates, we believe the 3D display market is poised to become an increasingly integral part of the global visual technology landscape.

Out-of-Home (OOH) Advertising remains one of the most effective forms of mass brand exposure, with a market size exceeding $42 billion annually according to The World Out of Home Organization (WOO). This sector is experiencing steady growth at a rate of 5–7% per year, driven by increasing urbanization and advertisers’ desire for impactful, real-world impressions.

At the same time, the emergence of 3D Naked-Eye Display technology has revolutionized the way visual content engages audiences. These holographic-style ads are not only attention-grabbing in physical environments, but also naturally generate viral traction on social media platforms, amplifying their impact far beyond the street. Their novelty and “wow” factor make them inherently shareable, bridging the gap between physical and digital marketing.

The market is witnessing a rapid rise in the adoption of LED and digital advertising display boxes specifically designed for scooters and mopeds. These units—often mounted as top-box displays—are increasingly being integrated into food and grocery delivery fleets across urban centers. A wide array of full-color LED screen models is now manufactured primarily in Asia, with ready availability through B2B platforms like Alibaba and similar global suppliers. The plug-and-play nature of these advertising devices makes them a low-friction add-on for fleet operators seeking to monetize idle time or boost visibility on the road.

This trend is underpinned by the broader strength of the motorcycle top-box hardware category itself, which is projected to approach a market size of nearly USD $1 billion in 2024, according to Global Market Insights Inc. As demand for last-mile delivery continues to surge worldwide, the steady growth of this hardware segment signals a robust foundation for value-added innovations—particularly in mobile out-of-home (OOH) advertising. With high visibility, frequent movement through dense urban areas, and integration with delivery platforms, we believe these digital top-box units represent a compelling new channel in the OOH advertising ecosystem, transforming delivery vehicles into mobile billboards that travel through high-traffic areas delivering impressions throughout the day.

We believe our products and services competitive edge lies in our hybrid model: the fusion of static placement and mobile 3D display technology. We believe this combination delivers an unprecedented level of visibility and engagement—capturing attention both at fixed locations and on the move.

Our Business.

ZICX is a Nevada holding company that through its subsidiary provides technology driven digital marketing and advertising solutions. ZICX conducts its business through its wholly owned subsidiary, ASN Zone One Limited, a company registered in Hong Kong (“ASN”). ASN’s core offering is an “AI-Enabled Global Network Marketing and Advertising Platform,” which integrates cutting-edge hardware (e.g., naked eye 3D LED displays) with smart software systems to deliver end-to-end services for clients’ global business expansion. ASN began operations in September 02, 2022, and operates in Hong Kong. ASN currently is speaking with potential clients such as media outlets in Hong Kong and China to convert some of the outdoor advertising from 2D to 3D. ASN intends to focus on extending its reach to the Middle East by the end of 2026. Thereafter as financing permits, ASN hopes to expand to North Africa, US, Europe, and Asia.

Our mission is to deliver customized, AI-powered digital marketing and advertising solutions that maximize engagement, optimize resource allocation, and drive measurable growth for businesses worldwide. ZICX seeks to launch a global marketing and advertising platform leveraging naked-eye 3D display technology combined with motorbike delivery box advertising units. The platform will allow brands to display immersive, high-impact advertisements both on fixed large screens (shopping malls, city centers) and mobile units (delivery bikes). We believe that this dual approach will maximize reach, engagement, and ROI for advertisers while creating an innovative revenue stream in the fast-growing out-of-home (OOH) advertising sector.

ZICX, through ASN, expects to take a three-pronged approach in delivering its marketing and advertising solutions:

Mobile Displays (Smart Mobile 3D Ads):

ASN is actively working on launching its mobile display business segment. ASN intends to equip urban delivery motorbikes with 3D-naked eye enabled smart advertising boxes. These smart advertising boxes are LED-lit, interactive, and GPS-enabled, trackable and designed for high visibility in densely populated neighborhoods. We expect to transform every ride into a moving 3D billboard, bringing dynamic advertisements into every corner of the city.

We will utilize GPS data to track impressions and optimize routes, providing clients with real-time campaign insights. With AI-driven content scheduling and real-time location data, brands will be able to target specific neighborhoods, events, or customer profiles based on when and where the motorbikes operate.

ASN initially expected to conduct a pilot launch of its mobile motorbike advertising business in Dubai and Hong Kong by the first quarter of 2026. We targeted these cities because these cities experience high levels of tourism and embrace cutting-edge technology. We believed that these attributes make them ideal testing grounds for our outdoor advertising model. The goal in this phase was to validate our operational model, refine user engagement strategies, and build early brand momentum. We had intended to partner with WIZE Mobility, a UAE registered company, that has agreed to allow us to equip their fleet of 400 motorbikes with our smart 3D LED boxes. Our Dubai plans, however, have been indefinitely delayed by the ongoing war in the Middle East. We are currently monitoring the situation and have held our discussions with WIZE Mobility in abeyance pending developments of the Middle East war.

We are actively seeking alternative locations for conducting a pilot launch. Due to the uncertainty arising from the Middle East war and its related impact on energy and other factors, we have not yet secured an alternative location and do not have a definite timeline on when we expect to secure such alternative location.

We remain committed to partnering with naked eye 3D LED manufacturers and IoT tracking firms to create, develop and manufacture our 3D LED boxes. We believe these collaborations will ensure the quality, reliability, and scalability of our hardware while enabling real-time fleet tracking, maintenance monitoring, and data analytics. On November 7, 2024, ASN entered into that certain Framework Agreement for Regional Market Cooperation in the Middle East, Africa, and Asia with Shenzhen Qianhai Hengyunlian Technology Co., Ltd. (the “Framework Agreement”), pursuant to which both parties agreed to jointly develop markets in the Middle East, Africa, and Asia for next-generation LED displays (including flexible transparent LED film technology), AI-powered advertising platforms, and intelligent transportation systems. The foregoing description of the Framework Agreement is qualified in its entirety by the terms of the Framework Agreement attached hereto and incorporated herein as Exhibit 10.3.

We are actively seeking out third party merchants who may be interested in placing advertisements through our 3D LED boxes. Our pricing will be based on a per campaign per bike/day with route-based targeting. We expect to charge between $300–$1,000 per bike per month with rates varying based upon geographic location, route saturation, and local audience density. Urban centers with high daily traffic typically fall on the higher end of the scale.

By year 3 after our pilot launch, we hope to launch in New York, London and Singapore. We believe that these cities are globally influential that command massive media spending and boast a cosmopolitan, tech-savvy population. These markets will allow us to broaden our advertiser base and capture high-value commercial zones with dense pedestrian and vehicular traffic.

We believe that we will require approximately $3.5 million to successfully conduct the pilot launch in Dubai and Hong Kong. This amount may change depending upon the alternative location that is actually secured for our pilot launch. After a successful pilot launch, we hope to expand our motorbike mobile advertising operations into New York, London and Singapore based upon working capital.

Fixed Display (Iconic 3D Billboards in Global Hotspots):

After our pilot launch, ASN intends to deploy naked-eye 3D LED billboards in some of the world’s most visually influential and high-traffic urban areas such as Times Square in New York City, Piccadilly Circus in London, Downtown Dubai, Central in Hong Kong, and Shibuya in Tokyo. These locations are not only tourist magnets but also media-rich environments, providing brands with massive exposure. We believe that the use of glasses-free 3D technology will allow that passersby to be exposed to lifelike, high-resolution visuals that appear to leap out of the screens—creating memorable, viral moments that go beyond traditional static billboards.

ASN intends to charge billboard leasing fees of approximately $50,000–$200,000 per month per slot with prices varying based upon location, time and duration of lease. These ad slots will be leased on an hourly, daily, or monthly basis, allowing brands to customize campaigns based on peak foot traffic times and promotional needs. The flexible leasing model is intended to cater to both local businesses and large-scale advertisers, providing scalable options from one-time bursts to sustained visibility. We hope to deploy our first naked-eye 3D LED billboard in Dubai, Oman, and Egypt in 2026, and possibly to Vietnam, the Philippines and other countries in 2027. We expect that we require capital expenditures of approximately $1 million for each country into which we plan to expand. We hope to find a local partner that will help contribute to this capital expenditure in each territory. We believe that we will require approximately $5 million to successfully expand into five cities by 2027.

Advertising Platform – Data Driven Campaign Management:

We intend to offer advertisers on a subscription basis access to our proprietary digital platform that will offer a seamless marketing and advertising experience, from campaign planning to execution and performance review—empowering brands to make data-driven decisions and maximize Return On Investment. Our use friendly platform will deliver deep analytics on ad performance, including foot traffic heatmaps, route tracking, dwell time analysis and engagement metrics (such as scan rates from QR-integrated campaigns). Our platform will allow advertisers to:

a.	Book campaigns on both fixed and mobile 3D displays.
b.	Choose target zones and time slots with precision.
c.	Access real-time analytics, including impressions, engagement rates, demographic insights, and motorbike route tracking.

Brands will be able to monitor the effectiveness of their campaigns, tweak strategies in real time, and maximize Return On Investment. We believe that the subscription model will create a recurring revenue stream while offering measurable value to advertisers seeking accountability and precision in their OOH (Out-of-Home) ad spend.

ASN hopes to launch this platform concurrently or shortly after our successful pilot launch. We believe that we will require approximately $2 million to develop and launch this platform.

To finance our business plan, we expect that we will require approximately $10 million to be allocated as follows: $5 million to acquiring and installing 3D LED displays; $3 million to build a smart motorbike fleet; and $2 million to develop our advertising platform. These amounts may increase significantly depending upon the impact of the Middle East war on energy prices and other factors. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions to our executive officers or existing shareholders, capital leases and short-term and long-term debts. We expect to finance future working capital and acquisitions through a combination of these. While we believe that existing shareholders and our officers and directors will continue to provide the additional cash to make acquisitions and to meet our obligations as they become due or that we will obtain external financing, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

Unit Economics and Pricing

Large-scale 3D billboards and digital façade installations represent the high end of out-of-home (OOH) media investment. These installations typically demand substantial capital expenditure—ranging from tens of thousands to several hundred thousand dollars—on top of installation and bespoke content production costs. Due to the complexity and visibility of these assets, they are usually reserved for premium campaigns by global or high-budget brands. (Source: Grand View Research)

At the other end of the spectrum, delivery box LED screens offer a more modular, scalable approach to digital OOH. Hardware costs vary significantly based on build quality and features—from a few hundred dollars for basic LED panels to over $1,000 per unit for more advanced or durable systems. While unit costs are a factor, the primary operational expenses lie in fleet rollout, maintenance, and logistics. Many manufacturers, especially those listed on B2B platforms like Alibaba, offer tiered pricing structures based on minimum order quantities (MOQs), making this format relatively accessible for brands or fleet operators looking to scale.

Revenue models for these OOH formats are often hybrid. They typically combine recurring subscription or slot-based sales to brands, programmatic ad inventory sold by impressions or geotargeted delivery, and branded experiential campaigns or takeovers. This mix enables operators to maximize asset utilization across both long-term brand partnerships and short-term tactical activations.

Marketing & Sales Strategy

Every campaign we launch is designed to reach beyond the physical location of the event. Through viral content, we intend to promote each 3D display activation across social media, leveraging eye-catching visuals and share-worthy moments to drive organic reach and engagement.

Our core marketing and sales strategy is business to business (B2B) outreach, focusing on direct sales to leading advertising agencies and global brands. We also intend to focus on providing our services to high traffic venues and gatherings such as major sports events, large music festivals and product launches.

In addition, we are actively seeking strategic partnerships with food and logistics delivery platforms. We believe that these partnerships will allow us to rapidly expand the fleet of motorbikes that can deploy our 3D units and enable co-branding opportunities between our advertising customers and the food and logistics delivery platform. We will be able to offer our customers the opportunities to sponsor specific verticals (e.g., coffee brands sponsoring breakfast delivery slots), creating contextual relevance and brand alignment. Delivery companies will be able to gain sponsorship revenue and enhanced fleet appeal.

Target Customers

ASN intends to target the following types of potential customers after our pilot launch.

Global Brands Such as Nike, Apple, Coca-Cola, Samsung. These industry giants operate with massive marketing budgets and are constantly seeking innovative ways to maintain visibility and reinforce brand dominance. We believe that these global brands focus on omnipresent, high-impact, high-visibility and culturally relevant marketing campaigns. To reach these customers, we will offer large-format mobile ads on branded motorbikes or digital screen trailers cruising through urban hotspots, festivals, and sporting events. We believe that fleets of sleek, branded bikes rolling through cities will create buzz, drive impressions, spark social media engagement and drive product awareness through our unique, mobile outdoor advertising services.

Local Businesses Such as Restaurants, Retail Stores, Events. Local businesses are constantly seeking affordable methods of increasing foot traffic, promoting limited-time offers, and building neighborhood presence. This may include a new restaurant seeking to advertise its grand opening, a boutique store promoting a seasonal sale, or a local concert pushing ticket sales and the like. Our mobile bike advertisement services can be tailored to specific neighborhoods, time slots (e.g. lunchtime or weekends), and even languages, making them ideal for grassroots promotion. We believe that our affordable, hyper-targeted, and flexible mobile advertising services will be attractive to small to mid-sized enterprises that are searching for cost-effective, high-ROI advertising methods to compete locally.

Governments & NGOs Such as Public Campaigns, Tourism, Awareness. Public sector entities and non-profits often need to promote social initiatives or spread messages across a broad demographic to inform, educate, or inspire action —often on limited budgets. These include health campaigns (e.g., vaccination drives), tourism promotions, or public safety announcements. We believe our motorbike advertising services will reach audiences in markets where traditional billboards or digital ads may not penetrate effectively, especially in densely populated or underserved areas.

Major Customers.

We are not a party to any long-term agreements with our customers. As opportunities arise, we may enter into long term contracts with customers.

For the year ended March 31, 2026, the Company has two customers, Swissfield Consulting Ltd and A1P Limited, that who accounted for 41% and 59% of its revenues, respectively. For the year ended March 31, 2025, the Company has one single customer, Runde Holdings Limited, that accounted for 100% of its total revenues.

All customers are located in Hong Kong.

Major Vendors

For the year ended March 31, 2026, the Company has one single vendor, Digital One Solutions Limited, that accounted for 85% of its total cost of revenue. For the year ended March 31, 2025, the Company has one single vendor, Shenzhen Qianhai Hengyunlian Technology Co. Ltd, that accounted for 100% of its total cost of revenue.

INTELLECTUAL PROPERTY AND PATENTS

We rely on, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect the any future company or product brand. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention. Any unauthorized disclosure or use of our intellectual property could increase our costs and harm our operating results.

The laws of Hong Kong and the PRC may not protect our brand and intellectual property to the same extent as U.S. laws, if at all. We may be unable to fully protect our intellectual property rights in our country. Further, companies in the internet, social media technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of their intellectual property rights.

We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction. We expect that our revenue will be derived principally from our operations in the PRC and Hong Kong where intellectual property protection may be more limited and difficult to enforce. In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of our findings.

We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend to protect our trademarks against infringement and also seek protection of registered design and product patents.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of the Company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

COMPETITION.

In the Naked-Eye 3D Billboard space, we expect to compete with global digital companies such as JCDecaux, Clear Channel Outdoor, and Ocean Outdoor, as well as national and regional media owners. These established traditional out-of-home (OOH) media giants have greater assets, resources and networks, enabling them to quickly replicate or counter the naked-eye 3D display model. OOH media giants are continuously upgrading their infrastructure and exploring content formats that create immersive public advertising experiences, which can influence how quickly naked-eye 3D billboards are adopted.

In the Mobile Out Of Home space, we expect to compete with companies like AdBike, Wrapify, and Firefly that use vehicle-mounted digital ad screens. These platforms often integrate location-based targeting and real-time analytics, offering advertisers both reach and precision. We also expect to compete with major ridesharing companies such as Uber OOH and Lyft Media that have launched initiatives to display ads (including digital screens and branded wraps) on their vehicle networks. In Asia specifically, we expect to compete with local companies such as AdOnBox that use small screens mounted on delivery bikes and scooters, a format that is common in dense urban areas.

We indirectly compete against digital signage companies such as Samsung, LG, and Scala, AR and VR advertising platforms that create interactive experiences, and digital advertising platforms such as Google, Meta, and TikTok, which enable targeted campaigns using audience data.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, larger product and services offerings, larger customer base and greater brand recognition. These factors may allow our competitors to benefit from their existing customer or subscriber base with lower acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger subscriber base or to monetize that subscriber base more effectively than us. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. In addition, although we do not believe that merchant payment terms are a principal competitive factor in our market, they may become such a factor and we may be unable to compete fairly on such terms.

EMPLOYEES.

We have the following full-time employees located in Hong Kong as set forth below:

Executive officers	1
Operational Management	1
Officers	3
Total	5

We are required to contribute to the MPF for all eligible employees in Hong Kong between the ages of eighteen and sixty-five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended March 31, 2026 and 2025, the MPF contributions by us were $4,905 and $3,283, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

None of our employees in Hong Kong are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

GOVERNMENT AND INDUSTRY REGULATIONS

ZICIX Corporation is a Nevada corporation with operating businesses located in Hong Kong. As such, the parent holding company, ZICIX Corporation is subject to the laws and regulations of the United States of America while our operating businesses are subject to the laws and regulations of Hong Kong, including labor, occupational safety and health, contracts, tort and intellectual property laws. Furthermore, we need to comply with the rules and regulations of Hong Kong governing the data usage and regular terms of service applicable to our potential customers or clients. As the information of our potential customers or clients are preserved in Hong Kong, we need to comply with the Hong Kong Personal Data (Privacy) Ordinance.

If PRC authorities reinterpret PRC laws to apply to Hong Kong companies, we may become subject to the laws and regulations of China governing businesses in general, including labor, occupational safety and health, contracts, tort and intellectual property. We may also become subject to foreign exchange regulations that might limit our ability to convert foreign currency into Renminbi, acquire any other PRC companies, establish VIEs in the PRC, or make dividend payments from any future WFOEs to us.

This summary does not purport to be a complete description of all the laws and regulations that apply to our subsidiary’s business and operations. Investors should note that the following summary is based on relevant laws and regulations in force as of the date of this registration statement, which may be subject to change.

Regulations Related to Our Business Operations in Hong Kong

Regulations Related to Business Registration

Business Registration Ordinance (Chapter 310 of the Laws of Hong Kong)

The Business Registration Ordinance requires every person carrying on any business to make an application to the Commissioner of Inland Revenue in the prescribed manner for the registration of that business. The Commissioner of Inland Revenue must register each business for which a business registration application is made and, as soon as practicable after the prescribed business registration fee and levy are paid, issue a business registration certificate or branch registration certificate for the relevant business or the relevant branch, as the case may be. For the years ended March 31, 2026 and 2025 and as of the date of this registration statement, ASN, being our operating subsidiary in Hong Kong, has obtained such business registration certificate.

Regulations Related to Employment and Labor Protection

Employment Ordinance (Chapter 57 of the Laws of Hong Kong)

The Employment Ordinance is an ordinance enacted for, among other things, the protection of the wages of employees and the regulation of the general conditions of employment and employment agencies. Under the Employment Ordinance, an employee is generally entitled to, among other things, notice of termination of his or her employment contract; payment in lieu of notice; maternity protection in the case of a pregnant employee; not less than one rest day in every period of seven days; severance payments or long service payments; sickness allowance; statutory holidays or alternative holidays; and paid annual leave of up to 14 days depending on the period of employment.

Employees’ Compensation Ordinance (Chapter 282 of the Laws of Hong Kong)

The Employees’ Compensation Ordinance (Chapter 282 of the Laws of Hong Kong), or the ECO, is an ordinance enacted for the purpose of providing for the payment of compensation to employees injured in the course of employment. As stipulated by the ECO, no employer shall employ any employee in any employment unless there is in force in relation to such employee a policy of insurance issued by an insurer for an amount not less than the applicable amount specified in the Fourth Schedule of the ECO in respect of the liability of the employer. According to the Fourth Schedule of the ECO, the insured amount shall be not less than HKD100,000,000 per event if a company has no more than 200 employees. Any employer who contravenes this requirement commits a criminal offence and is liable on conviction to a fine and imprisonment. An employer who has taken out an insurance policy under the ECO is required to display a prescribed notice of insurance in a conspicuous place on each of its premises where any employee is employed.

Minimum Wage Ordinance (Chapter 608 of the Laws of Hong Kong)

The Minimum Wage Ordinance provides for a prescribed minimum hourly wage rate (currently at HK$42.1 per hour) during the wage period for every employee engaged under a contract of employment under the Employment Ordinance. Any provision of the employment contract that purports to extinguish or reduce the right, benefit, or protection conferred on the employee by the Minimum Wage Ordinance is void.

Mandatory Provident Fund Schemes Ordinance (Chapter 485 of the Laws of Hong Kong)

The Mandatory Provident Fund Schemes Ordinance (“MPFSO”) is an ordinance enacted for the purposes of providing for the establishment of non-governmental mandatory provident fund schemes (each, a “MPF Scheme”). The MPFSO requires every employer of an employee of 18 years of age or above but under 65 years of age to take all practical steps to ensure the employee becomes a member of a registered MPF Scheme. Subject to the minimum and maximum relevant income levels, it is mandatory for both employers and their employees to contribute 5% of the employee’s relevant income to the MPF Scheme. Any employer who contravenes this requirement commits a criminal offense and is liable on conviction to a fine and imprisonment. As of the date of this registration statement, the Company believes it has made all contributions required under the MPFSO.

Occupiers Liability Ordinance (Chapter 314 of the Laws of Hong Kong)

The Occupiers Liability Ordinance (Chapter 314 of the Laws of Hong Kong) regulates the obligations of a person occupying or having control of premises on injury resulting to persons or damage caused to goods or other property lawfully on the land. The Occupiers Liability Ordinance imposes a common duty of care on an occupier of premises to take such care as in all the circumstances of the case is reasonable to see that the visitors will be reasonably safe in using the premises for the purposes for which he is invited or permitted by the occupier to be there.

Occupational Safety and Health Ordinance (Chapter 509 of the Laws of Hong Kong)

The Occupational Safety and Health Ordinance provides for protection to employees with respect to their safety and health in workplaces. It applies not only to industrial workplaces but also non-industrial.

Under the Occupational Safety and Health Ordinance, every employer must, as far as reasonably practicable, ensure the safety and health at work for all employees by: (a) providing and maintaining plant and systems of work that are safe and without risks to health; (b) making arrangements for ensuring safety and absence of risks to health in connection with the use, handling, storage or transport of plant or substances; (c) providing such information, instruction, training and supervision as may be necessary to ensure the safety and health at work of the employees; (d) as regards any workplace under the employer’s control, (i) maintaining the workplace in a condition that is safe and without risks to health; and (ii) providing or maintaining means of access to and egress from the workplace that are safe and without any such risks; and (e) providing and maintaining a working environment for the employees that is safe and without risks to health. An employer who fails to comply with the above provisions commits an offence and is liable, on summary conviction, to a fine of HK$3,000,000 and on conviction on indictment, to a fine of HK$10,000,000. Further, an employer who intentionally, knowingly or recklessly fails to comply with these provisions commits an offence and is liable, on summary conviction, to a fine of HK$3,000,000 and to imprisonment for six months, and on conviction on indictment, to a fine of HK$10,000,000 and to imprisonment for two years.

The Commissioner for Labour may serve improvement notices on an employer or an occupier of the workplace against contravention of this ordinance or the Factories and Industrial Undertakings Ordinance (Cap 59 of the Laws of Hong Kong), or suspension notices against an activity or condition or use of workplace where there is an imminent risk of death or serious bodily injury. An employer or occupier who fails to comply with such improvement notices without reasonable excuse commits an offence and is liable on conviction to a fine of HK$400,000 and imprisonment of up to twelve months. An employer or occupier who fails to comply with such suspension notices without reasonable excuse commits an offence and is liable on conviction to a fine of HK$1,000,000, to imprisonment for twelve months, and to a further fine of HK$100,000 for each day or part of a day during which such employer or occupier knowingly and intentionally continues the contravention.

Regulations and Notices Related to Hong Kong Taxation

Inland Revenue Ordinance (Chapter 112 of the Laws of Hong Kong)

Under the Inland Revenue Ordinance, where an employer commences to employ in Hong Kong an individual who is or is likely to be chargeable to tax, or any married person, the employer shall give a written notice to the Commissioner of Inland Revenue not later than three months after the date of commencement of such employment. Where an employer ceases or is about to cease to employ in Hong Kong an individual who is or is likely to be chargeable to tax, or any married person, the employer shall give a written notice to the Commissioner of Inland Revenue not later than one month before such individual ceases to be employed in Hong Kong.

Tax on dividends

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect to dividends paid by the Company.

Capital gains and profit tax

No tax is imposed in Hong Kong in respect to capital gains from the sale of shares. However, trading gains from the sale of shares by persons carrying on a trade, profession, or business in Hong Kong, where such gains are derived from or arise in Hong Kong, will be subject to Hong Kong profits tax, which is imposed at the rates of 8.25% on assessable profits up to HKD2,000,000 and 16.5% on any part of assessable profits over HKD2,000,000 on corporations from the year of assessment commencing on or after April 1, 2018. Certain categories of taxpayers (for example, financial institutions, insurance companies, and securities dealers) are likely to be regarded as deriving trading gains rather than capital gains unless these taxpayers can prove that the investment securities are held for long-term investment purposes.

Stamp Duty Ordinance (Chapter 117 of the Laws of Hong Kong)

Under the Stamp Duty Ordinance, the Hong Kong stamp duty currently charged at the ad valorem rate of 0.13% on the higher of the consideration for or the market value of the shares will be payable by the purchaser on every purchase and by the seller on every sale of Hong Kong shares (in other words, a total of 0.26% is currently payable on a typical sale and purchase transaction of Hong Kong shares). In addition, a fixed duty of HKD5 is currently payable on any instrument of transfer of Hong Kong shares. Where one of the parties is a resident outside Hong Kong and does not pay the ad valorem duty due by it, the duty not paid will be assessed on the instrument of transfer (if any) and will be payable by the transferee. If no stamp duty is paid on or before the due date, a penalty of up to ten times the duty payable may be imposed.

Regulations Related to Intellectual Property

Trade Marks Ordinance (Chapter 559 of the Laws of Hong Kong)

The Trade Marks Ordinance provides for the registration, use and protection of trademarks. Under section 18 of the Trade Marks Ordinance, it is provided that a person infringes a registered trademark if the person uses in the course of trade or business a sign which is:

(a)	identical to the trademark in relation to goods or services which are identical to those for which it is registered;

(b)	identical to the trademark in relation to goods or services which are similar to those for which it is registered; and the use of the sign in relation to those goods or services is likely to cause confusion on the part of the public;

(c)	similar to the trademark in relation to goods or services which are identical or similar to those for which it is registered; and the use of the sign in relation to those goods or services is likely to cause confusion on the part of the public; or

(d)	identical or similar mark in relation to goods or services which are not identical or similar to those for which the trademark is registered; the trademark is entitled to protection under the Paris Convention as a well-known trademark; and the use of the sign, being without due cause, takes unfair advantage of, or is detrimental to, the distinctive character or repute of a trademark.

A person shall be treated as a party to any use of the material which infringes the registered trademark if he:

(a)	applies or causes to be applied a registered trademark or a sign similar to a registered trademark to material which is intended to be used for labelling or packaging goods; as a business paper; or for advertising goods or services; and

(b)	at the time the trademark or sign was applied to the material, he knew or had reason to believe that its application to the material was not authorized by the owner of the registered trademark or by a licensee.

Trademarks registered in other countries or regions are not automatically entitled to protection in Hong Kong unless they are also registered under the Trade Marks Ordinance. Nevertheless, trademarks which are not registered under the Trade Marks Ordinance may still obtain protection by the common law action of passing off, which requires proof of the owner’s reputation in the unregistered trademark and that use of the trademark by third parties will cause damages to the owner.

Regulations Related to Competition

Competition Ordinance (Chapter 619 of the Laws of Hong Kong)

The Competition Ordinance prohibits and deters undertakings in all sectors from adopting anti-competitive conduct which has the object or effect of preventing, restricting or distorting competition in Hong Kong. The key prohibitions include (i) prohibition of agreements between businesses which have the object or effect of preventing, restricting or distorting competition in Hong Kong; and (ii) prohibiting companies with a substantial degree of market power from abusing their power by engaging in conduct that has the object or effect of preventing, restricting or distorting competition in Hong Kong. The penalties for breaches of the Competition Ordinance include, but are not limited to, financial penalties of up to 10% of the total gross revenues obtained in Hong Kong for each year of infringement, up to a maximum of three years in which the contravention occurs.

Regulations Related to Personal Data

During the course of our business, we may, from time to time, obtain personal data from our clients and customers. We are required to comply with the relevant regulations related to personal data in Hong Kong and other jurisdictions.

Personal Data (Privacy) Ordinance (Chapter 486 of the Laws of Hong Kong)

The Personal Data (Privacy) Ordinance (“PDPO”) imposes a statutory duty on data users to comply with the requirements of the six data protection principles (the “Data Protection Principles”) contained in Schedule 1 to the PDPO. The PDPO provides that a data user shall not do an act, or engage in a practice, that contravenes a Data Protection Principle unless the act or practice, as the case may be, is required or permitted under the PDPO. The six Data Protection Principles are:

•	Principle 1 — purpose and manner of collection of personal data;

•	Principle 2 — accuracy and duration of retention of personal data;

•	Principle 3 — use of personal data;

•	Principle 4 — security of personal data;

•	Principle 5 — information to be generally available; and

•	Principle 6 — access to personal data.

Non-compliance with a Data Protection Principle may lead to a complaint to the Privacy Commissioner for Personal Data (the “Privacy Commissioner”). The Privacy Commissioner may serve an enforcement notice to direct the data user to remedy the contravention and/or instigate prosecution actions. A data user who contravenes an enforcement notice commits an offense that may lead to a fine and imprisonment.

The PDPO also gives data subjects certain rights, inter alia:

•	the right to be informed by a data user whether the data user holds personal data of which the individual is the data subject;

•	if the data user holds such data, to be supplied with a copy of such data; and

•	the right to request correction of any data the individual considers to be inaccurate.

The PDPO criminalizes, including, but not limited to, the misuse or inappropriate use of personal data in direct marketing activities, non-compliance with a data access request, and the unauthorized disclosure of personal data obtained without the relevant data user’s consent. An individual who suffers damage, including injured feelings, by reason of a contravention of the PDPO in relation to his or her personal data may seek compensation from the data user concerned.

Regulations Related to Our Business Operations in Mainland China

While we do not currently operate in Mainland China, depending upon the political climate, we may also become subject to the laws and regulations of China governing businesses in general, including labor, occupational safety and health, contracts, tort and intellectual property. We may also become subject to foreign exchange regulations might limit our ability to convert foreign currency into Renminbi, acquire PRC companies, or make dividend payments to ZICX.

PRC Regulations on Tax

Enterprise Income Tax

The Enterprise Income Tax Law of the People’s Republic of China (the “EIT Law”) was promulgated by the Standing Committee of the National People’s Congress on March 16, 2007 and became effective on January 1, 2008, and was later amended on February 24, 2017. The Implementation Rules of the EIT Law (the “Implementation Rules”) were promulgated by the State Council on December 6, 2007 and became effective on January 1, 2008. According to the EIT Law and the Implementation Rules, enterprises are divided into resident enterprises and non-resident enterprises. Resident enterprises shall pay enterprise income tax on their incomes obtained in and outside the PRC at the rate of 25%. Non-resident enterprises setting up institutions in the PRC shall pay enterprise income tax on the incomes obtained by such institutions in and outside the PRC at the rate of 25%. Non-resident enterprises with no institutions in the PRC, and non-resident enterprises whose incomes having no substantial connection with their institutions in the PRC, shall pay enterprise income tax on their incomes obtained in the PRC at a reduced rate of 10%.

The Arrangement between the PRC and Hong Kong Special Administrative Region for the Avoidance of Double Taxation the Prevention of Fiscal Evasion with respect to Taxes on Income (the “Arrangement”) was promulgated by the State Administration of Taxation (“SAT”) on August 21, 2006 and came into effect on December 8, 2006. According to the Arrangement, a company incorporated in Hong Kong will be subject to withholding tax at the lower rate of 5% on dividends it receives from a company incorporated in the PRC if it holds a 25% interest or more in the PRC company. The Notice on the Understanding and Identification of the Beneficial Owners in the Tax Treaty (the “Notice”) was promulgated by SAT and became effective on October 27, 2009. According to the Notice, a beneficial ownership analysis will be used based on a substance-over-form principle to determine whether or not to grant tax treaty benefits.

In April 2009, the Ministry of Finance, or MOF, and SAT jointly issued the Notice on Issues Concerning Process of Enterprise Income Tax in Enterprise Restructuring Business, or Circular 59. In December 2009, SAT issued the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698. Both Circular 59 and Circular 698 became effective retroactively as of January 2008. In February 2011, SAT issued the Notice on Several Issues Regarding the Income Tax of Non-PRC Resident Enterprises, or SAT Circular 24, effective April 2011. By promulgating and implementing these circulars, the PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of equity interests in a PRC resident enterprise by a non-resident enterprise.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC enterprise income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

On October 17, 2017, the SAT issued a Notice Concerning Withholding Income Tax of Non-Resident Enterprise, or SAT Notice No. 37, which abolishes Circular 698 and certain provisions of Circular 7. SAT Notice No. 37 reduces the burden of the withholding obligator, such as revocation of contract filing requirements and tax liquidation procedures, strengthens the cooperation of tax authorities in different places, and clarifies the calculation of tax payable and mechanism of foreign exchange.

Value-added Tax

Pursuant to the Provisional Regulations on Value-added Tax of the PRC, or the VAT Regulations, which were promulgated by the State Council on December 13, 1993, took effect on January 1, 1994, and were amended on November 10, 2008, February 6, 2016, and November 19, 2017, respectively, and the Rules for the Implementation of the Provisional Regulations on Value-added Tax of the PRC, which were promulgated by the MOF on December 25, 1993, and were amended on December 15, 2008, and October 28, 2011, respectively, entities and individuals that sell goods or labor services of processing, repair or replacement, sell services, intangible assets, or immovables, or import goods within the territory of the People’s Republic of China are taxpayers of value-added tax. The VAT rate is 17% for taxpayers selling goods, labor services, or tangible movable property leasing services or importing goods, except otherwise specified; 11% for taxpayers selling services of transportation, postal, basic telecommunications, construction and lease of immovable, selling immovable, transferring land use rights, selling and importing other specified goods including fertilizers; 6% for taxpayers selling services or intangible assets.

According to the Notice on the Adjustment to the Value-added Tax Rates issued by the SAT and the MOF on April 4, 2018, where taxpayers make VAT taxable sales or import goods, the applicable tax rates shall be adjusted from 17% to 16% and from 11% to 10%, respectively. Subsequently, the Notice on Policies for Deepening Reform of Value-added Tax was issued by the SAT, the MOF and the General Administration of Customs on March 30, 2019 and took effective on April 1, 2019, which further adjusted the applicable tax rate for taxpayers making VAT taxable sales or importing goods. The applicable tax rates shall be adjusted from 16% to 13% and from 10% to 9%, respectively.

Dividend Withholding Tax

The Enterprise Income Tax Law provides that since January 1, 2008, an income tax rate of 10% will normally be applicable to dividends declared to non-PRC resident investors that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC.

PRC Laws and Regulations on Employment and Social Welfare

Labor Law of the PRC

Pursuant to the Labor Law of the PRC, which was promulgated by the Standing Committee of the NPC on July 5, 1994 with an effective date of January 1, 1995 and was last amended on August 27, 2009 and the Labor Contract Law of the PRC, which was promulgated on June 29, 2007, became effective on January 1, 2008, and was last amended on December 28, 2012, with the amendments coming into effect on July 1, 2013, enterprises and institutions shall ensure the safety and hygiene of a workplace, strictly comply with applicable rules and standards on workplace safety and hygiene in China, and educate employees on such rules and standards. Furthermore, employers and employees shall enter into written employment contracts to establish their employment relationships. Employers are required to inform their employees about their job responsibilities, working conditions, occupational hazards, remuneration and other matters with which the employees may be concerned. Employers shall pay remuneration to employees on time and in full accordance with the commitments set forth in their employment contracts and with the relevant PRC laws and regulations. Our Hong Kong subsidiary currently does not comply with PRC laws and regulations, but complies with Hong Kong laws and regulations.

Social Insurance and Housing Fund

Pursuant to the Social Insurance Law of the PRC, which was promulgated by the Standing Committee of the NPC on October 28, 2010 and became effective on July 1, 2011, employers in the PRC shall provide their employees with welfare schemes covering basic pension insurance, basic medical insurance, unemployment insurance, maternity insurance, and occupational injury insurance. Our Hong Kong subsidiary has not deposited the social insurance fees in full for all the employees in compliance with the relevant regulations. We may be ordered by the social security premium collection agency to make or supplement contributions within a stipulated period, and shall be subject to a late payment fine computed from the due date at the rate of 0.05% per day; where payment is not made within the stipulated period, the relevant administrative authorities shall impose a fine ranging from one to three times the amount of the amount in arrears. Our Hong Kong subsidiary has not deposited the social insurance fees as required by relevant regulations.

In accordance with the Regulations on Management of Housing Provident Fund, which were promulgated by the State Council on April 3, 1999 and last amended on March 24, 2002, employers must register at the designated administrative centers and open bank accounts for depositing employees’ housing funds. Employers and employees are also required to pay and deposit housing funds, with an amount no less than 5% of the monthly average salary of the employee in the preceding year in full and on time. Our subsidiary has not registered at the designated administrative centers nor opened bank accounts for depositing employees’ housing funds. It also has not deposited employees’ housing funds. Our subsidiary may be ordered by the housing provident fund management center to complete the registration formalities, open bank accounts, make the payment and deposit within a prescribed time limit if it becomes subject to PRC laws. Failing to register or open bank accounts at the expiration of the time limit could result in fines of not less than 10,000 yuan nor more than 50,000 yuan. And an application may be made to a people’s court for compulsory enforcement if payment and deposit has not been made after the expiration of the time limit.

PRC Regulations Relating to Foreign Exchange

General Administration of Foreign Exchange

The principal regulation governing foreign currency exchange in the PRC is the Administrative Regulations of the PRC on Foreign Exchange (the “Foreign Exchange Regulations”), which were promulgated on January 29, 1996, became effective on April 1, 1996 and were last amended on August 5, 2008. Under these rules, Renminbi is generally freely convertible for payments of current account items, such as trade- and service-related foreign exchange transactions and dividend payments, but not freely convertible for capital account items, such as capital transfer, direct investment, investment in securities, derivative products or loans unless prior approval by competent authorities for the administration of foreign exchange is obtained. Under the Foreign Exchange Regulations, foreign-invested enterprises in the PRC may purchase foreign exchange without the approval of SAFE to pay dividends by providing certain evidentiary documents, including board resolutions, tax certificates, or for trade- and services-related foreign exchange transactions, by providing commercial documents evidencing such transactions.

Circular No. 37 and Circular No. 13

Circular 37 was released by SAFE on July 4, 2014 and abolished Circular 75 which had been in effect since November 1, 2005. Pursuant to Circular 37, a PRC resident should apply to SAFE for foreign exchange registration of overseas investments before it makes any capital contribution to a special purpose vehicle, or SPV, using his or her legitimate domestic or offshore assets or interests. SPVs are offshore enterprises directly established or indirectly controlled by domestic residents for the purpose of investment and financing by utilizing domestic or offshore assets or interests they legally hold. Following any significant change in a registered offshore SPV, such as capital increase, reduction, equity transfer or swap, consolidation or division involving domestic resident individuals, the domestic individuals shall amend the registration with SAFE. Where an SPV intends to repatriate funds raised after completion of offshore financing to the PRC, it shall comply with relevant PRC regulations on foreign investment and foreign debt management. A foreign-invested enterprise established through return investment shall complete relevant foreign exchange registration formalities in accordance with the prevailing foreign exchange administration regulations on foreign direct investment and truthfully disclose information on the actual controller of its shareholders.

If any shareholder who is a PRC resident (as determined by the Circular No. 37) holds any interest in an offshore SPV and fails to fulfil the required foreign exchange registration with the local SAFE branches, the PRC subsidiaries of that offshore SPV may be prohibited from distributing their profits and dividends to their offshore parent company or from carrying out other subsequent cross-border foreign exchange activities. The offshore SPV may also be restricted in its ability to contribute additional capital to its PRC subsidiaries. Where a domestic resident fails to complete relevant foreign exchange registration as required, fails to truthfully disclose information on the actual controller of the enterprise involved in the return investment or otherwise makes false statements, the foreign exchange control authority may order them to take remedial actions, issue a warning, and impose a fine of less than RMB 300,000 on an institution or less than RMB 50,000 on an individual.

Circular 13 was issued by SAFE on February 13, 2015, and became effective on June 1, 2015. Pursuant to Circular 13, a domestic resident who makes a capital contribution to an SPV using his or her legitimate domestic or offshore assets or interests is no longer required to apply to SAFE for foreign exchange registration of his or her overseas investments. Instead, he or she shall register with a bank in the place where the assets or interests of the domestic enterprise in which he or she has interests are located if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate domestic assets or interests; or he or she shall register with a local bank at his or her permanent residence if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate offshore assets or interests.

We cannot assure that our PRC beneficial shareholders have completed registrations in accordance with Circular 37.

Circular 19 and Circular 16

Circular 19 was promulgated by SAFE on March 30, 2015, and became effective on June 1, 2015. According to Circular 19, the foreign exchange capital in the capital account of foreign-invested enterprises, meaning the monetary contribution confirmed by the foreign exchange authorities or the monetary contribution registered for account entry through banks, shall be granted the benefits of Discretional Foreign Exchange Settlement (“Discretional Foreign Exchange Settlement”). With Discretional Foreign Exchange Settlement, foreign capital in the capital account of a foreign-invested enterprise for which the rights and interests of monetary contribution have been confirmed by the local foreign exchange bureau, or for which book-entry registration of monetary contribution has been completed by the bank, can be settled at the bank based on the actual operational needs of the foreign-invested enterprise. The allowed Discretional Foreign Exchange Settlement percentage of the foreign capital of a foreign-invested enterprise has been temporarily set to be 100%. The Renminbi converted from the foreign capital will be kept in a designated account and if a foreign-invested enterprise needs to make any further payment from such account, it will still need to provide supporting documents and to complete the review process with its bank.

Furthermore, Circular 19 stipulates that foreign-invested enterprises shall make bona fide use of their capital for their own needs within their business scopes. The capital of a foreign-invested enterprise and the Renminbi it obtained from foreign exchange settlement shall not be used for the following purposes:

•	directly or indirectly used for expenses beyond its business scope or prohibited by relevant laws or regulations;

•	directly or indirectly used for investment in securities unless otherwise provided by relevant laws or regulations;

•	directly or indirectly used for entrusted loan in Renminbi (unless within its permitted scope of business), repayment of inter-company loans (including advances by a third party) or repayment of bank loans in Renminbi that have been sub-lent to a third party; or

•	directly or indirectly used for expenses related to the purchase of real estate that is not for self-use (except for foreign-invested real estate enterprises).

Circular 16 was issued by SAFE on June 9, 2016. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to Renminbi on a self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange capital items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis applicable to all enterprises registered in the PRC. Circular 16 reiterates the principle that an enterprise’s Renminbi capital converted from foreign currency-denominated capital may not be directly or indirectly used for purposes beyond its business scope or purposes prohibited by PRC laws or regulations, and such converted Renminbi capital shall not be provided as loans to non-affiliated entities.

PRC subsidiaries’ distributions to their offshore parents are required to comply with the requirements as described above.

PRC Share Option Rules

Under the Administration Measures on Individual Foreign Exchange Control issued by the PBOC on December 25, 2006, all foreign exchange matters involved in employee share ownership plans and share option plans in which PRC citizens participate require approval from SAFE or its authorized branch. Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In addition, under the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plans of Overseas Publicly-Listed Companies, or the Share Option Rules, issued by SAFE on February 15, 2012, PRC residents who are granted shares or share options by companies listed on overseas stock exchanges under share incentive plans are required to (i) register with SAFE or its local branches, (ii) retain a qualified PRC agent, which may be a PRC subsidiary of the overseas listed company or another qualified institution selected by the PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plans on behalf of the participants, and (iii) retain an overseas institution to handle matters in connection with their exercise of share options, purchase and sale of shares or interests and funds transfers.

PRC Regulation of Dividend Distributions

The principal laws, rules and regulations governing dividend distributions by foreign-invested enterprises in the PRC are the Company Law of the PRC, as amended, the Wholly Foreign-owned Enterprise Law and its implementation regulations, the Chinese-foreign Cooperative Joint Venture Law and its implementation regulations, and the Chinese-foreign Equity Joint Venture Law and its implementation regulations. Under these laws, rules and regulations, foreign-invested enterprises may pay dividends only out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. Both PRC domestic companies and wholly-foreign owned PRC enterprises are required to set aside a general reserve of at least 10% of their after-tax profit, until the cumulative amount of such reserve reaches 50% of their registered capital. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

INSURANCE

We maintain certain insurance in accordance with customary industry practices in Hong Kong. Under Hong Kong law it is a requirement that all employers in the city must purchase Employee’s Compensation Insurance to cover their liability in the event that their staff suffers an injury or illness during the normal course of their work. We maintain Employee’s Compensation Insurance, vehicle insurance and third-party risks insurance for the business purposes.

CORPORATE INFORMATION

Our principal executive and registered offices are located at 1901, The World Trade Centre, 280 Gloucester Road, Causeway Bay, Hong Kong, China, telephone number +852 91010998.

NEAR-TERM REQUIREMENTS FOR ADDITIONAL CAPITAL

We believe that we will require approximately $3.5 million to successfully conduct the pilot launch in Dubai and Hong Kong. We hope to conduct a pilot launch in the next 12 months. To finance our business plan for the twelve months thereafter, we expect that we will require approximately $10 million to be allocated as follows: $5 million to acquiring and installing 3D LED displays; $3 million to building a smart motorbike fleet; and $2 million to develop our advertising platform. These amounts may increase significantly depending upon the impact of the Middle East war on energy prices and other factors. For the immediate future, we intend to finance our business expansion efforts through loans and investments from existing shareholders, financial institutions and investors.

Available Information

Access to all of our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is provided, free of charge, from the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or on the SEC’s website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We currently do not have an internet website, but will also make available free of charge electronic copies of our filings upon request.

Transfer Online Inc. is located at 512 SE Salmon Street, Portland Oregon 97214, telephone number (503) 227-2950, facsimile (503) 227-6874, serves as our stock transfer agent.

ITEM 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this prospectus before making an investment decision. Our business, prospects, financial condition, and results of operations may be materially and adversely affected as a result of any of the following risks. The value of our securities could decline as a result of any of these risks. You could lose all or part of your investment in our securities. Some of the statements in “Risk Factors” are forward looking statements.

Risks Related to Our Business and Industry

We are a development stage company that is dependent upon the financial support of our stockholders to finance our operations.

We have not yet begun generating significant revenues and are dependent upon the continued support of our majority shareholder to continue operations. Our financial statements have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders.  If our assumption regarding improvement of profitability or the continued support of our stockholders are not valid, we may not be able to pursue our business plan or continue operations as planned, which may materially and adversely affect our financial condition and results of operations. Further, the value of your securities may be significantly affected or become worthless.

We have not yet conducted our pilot launch due to uncertainties arising from the Middle East war.

Before we begin full business operations, we expected to conduct a pilot launch in Dubai and Hong Kong to prove out our business model. Our Dubai and Hong Kong launch was indefinitely suspended due to the Middle East war. While we are actively searching for alternative locations for our pilot launch, uncertainties arising from the war have made it challenging to secure such alternative location. If we are unable to conduct a pilot launch, our business operations may be indefinitely suspended. This may result in a material and adverse effect on our business, results of operations and financial condition. Further, the value of your securities may be significantly affected or become worthless.

We are dependent upon one or several customers, the loss of which may result in a material adverse effect on our results of operations, financial condition and ability to continue to operate.

For the year ended March 31, 2026, we received all of our revenues from two customers located in Hong Kong, and one vendor accounted for all of our costs of revenue. While our business plan contemplates expanding the scope of our customer and vendor base, we will be dependent upon this customer and vendor until such time as we can successfully broaden our base. We expect that we will continue to rely on a small base of customers and vendors in the near future as we organically grown our business. To the extent that we continue to rely on this small base of customers and customers, our financial condition and results of operations may be materially affected by the loss of any one of these customers or vendors.

The technology underlying naked-eye 3D displays and mobile 3D screens to be used by our motorbikes are relatively new and expensive, with the 3D screens requiring large amounts of energy to operate. There is uncertainty regarding market adoption, reliability, durability and life of these screens. If the screens are not accepted by the market or if the costs required of repair, replacement or operation are too high, our ability to become profitable, implement our business plan of growth and expansion and our results of operations may be materially and adversely affected.

While the fixed and mobile naked-eye 3D displays offer a novel and engaging advertising platform, the current generation of 3D displays often suffers from limited viewing angles, meaning the impressive 3D effect can only be appreciated from specific positions. Advertisers will also need to produce 3D-optimized creative materials to fully leverage the technology’s potential, and they may lack the expertise or resources to develop such specialized content. Traditional billboards, online advertisements, and LED screens have long dominated the landscape, offering advertisers more affordable and proven channels. Convincing marketers to shift budgets away from these familiar options poses a significant challenge. Furthermore, 3D ads can feel invasive and overwhelming. If advertisers push too hard without considering the human experience, they may find themselves facing public resistance rather than admiration. These factors may impact the willingness of advertisers to pay premium rates to advertise on 3D platforms and slow adoption rates.

Even if advertisers were willing to pay premium rates to advertise on this medium, regulatory authorities may introduce measures to limit the use of these screens due to safety or aesthetic concerns. While moving 3D ads can captivate attention, there’s a risk that some viewers might find them distracting or intrusive—especially in sensitive settings like busy roadways, where safety concerns could arise, or areas close to residential neighborhoods. Regulations governing mobile outdoor advertising vary widely from place to place, and in certain regions, strict rules may limit or even prohibit the use of such dynamic displays, restricting where this technology can be deployed effectively.

The naked-eye 3D screens themselves are expensive, delicate, and require frequent servicing by skilled technicians. These screens will become subject to harsh environmental conditions such as intense heat from the sun, rainstorms, dust from city streets, continuous vibrations from the motorbike’s movement, and the risk of theft or vandalism. Frequent servicing may cause business disruption and strain resources, which if not managed well, may have an adverse effect on our operations. We believe that securing comprehensive insurance covering potential liabilities, including public safety incidents, as well as theft, vandalism, and weather-related damage will be crucial in protecting the company’s assets and help ensure business continuity in the face of unforeseen events.

The naked-eye 3D screens consume more energy as compared to traditional displays, which can quickly drain the delivery vehicle’s battery in our mobile motorbike business model. This means mobile delivery companies may need to invest in supplementary power solutions, adding complexity and cost to the system. The demand for electricity by naked-eye 3D screens are also significant, especially in dense urban environments where multiple screens may run around the clock. In regions pushing toward net-zero goals or grappling with energy shortages, this high consumption could lead to criticism—or even stricter regulations targeting digital advertising technologies. We may be required to seek hybrid power solutions that combines solar panels with battery storage to provide greater energy independence and resilience, particularly in off-grid or high-traffic areas where consistent access to power may be uncertain. Finally, the rapid pace of technological advancement in the display industry means that the equipment may quickly become outdated. This accelerated depreciation may diminish the long-term value of the investment and necessitates continuous reinvestment to stay competitive.

Cybersecurity breaches, system disruptions, or unauthorized access to our billboard platform and mobile advertising platforms and data could severely impair our ad-delivery infrastructure, damage our reputation, and harm our financial results.

We expect to collect, store, and process user data, device identifiers, and geolocation data to optimize ad targeting. As such, we will be required to implement cybersecurity measures and adhere to local and regional privacy and data privacy laws such as the General Data Protection Regulation in Europe or California Consumer Privacy Act in California. These laws govern how personal data is collected, stored, and used. If we become a target for sophisticated cyberattacks, such as phishing, malware, and insider threats, or our systems are compromised, we may experience data breaches that cause us to become non-compliant. Non-compliance can lead to significant negative consequences including user dissatisfaction, reputational damage, suspension of business operations in the affected jurisdiction, expensive remediation plans, civil penalties, costly private right of actions for data breaches and the like.

We are subject to a complex landscape of legal and regulatory considerations that are constantly evolving. Failure to comply with these laws may lead to business disruptions, losses, user dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences materially and negatively affect our operations and financial condition.

We are subject to numerous national, municipal and local advertising laws, codes and regulations including those relating outdoor advertising, which may limit or outright prohibit the use of animated or mobile billboards. These regulations are often designed to preserve visual aesthetics or reduce visual clutter in public spaces. Furthermore, governing authorities may view dynamic 3D billboards as potential distractions to drivers and pedestrians, raising concerns about road safety. In such cases, transportation departments or city councils may impose restrictions or bans to prevent accidents and ensure public safety. Such accidents or public safety incidents may could also expose us to costly liability claims.

To the extent that our billboard platform and mobile advertising platform incorporate geolocation or targeted advertising features, these 3D displays will often be connected to centralized networks, present a tempting target for hackers. As such we will be required to implement cybersecurity measures and adhere to local and regional privacy and data privacy laws such as the General Data Protection Regulation in Europe or California Consumer Privacy Act in California. These laws govern how personal data is collected, stored, and used, and non-compliance can lead to significant negative consequences including user dissatisfaction, reputational damage, suspension of business operations in the affected jurisdiction, expensive remediation plans, civil penalties, private right of actions for data breaches and the like.

Finally, we rely on third party manufactured and provided 3D displays. The technology behind 3D displays often involves patented systems and proprietary software. If any third parties do not comply with applicable intellectual property law and we are unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, user dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business.

We rely on third-party service providers and partners for certain aspects of our operations, and any interruptions in services provided by these third parties may impair our ability to support our users.

We rely on third parties to manufacture the key components of our business including without limitation, the 3D naked-eye displays and LED-lit display units that will be installed on motorbikes. We also rely on third parties to maintain and operate our advertising platform such as payment processors, cloud computing services and data centers that provide facilities, infrastructure, website functionality and access, components, and services, including databases and data center facilities and cloud computing, which are critical to our intended operations. Because we intend to rely on third parties to provide these services and to facilitate certain of our business activities, we face increased operational risks. We do not control the operation of any of these third parties. These third parties may be subject to financial, legal, regulatory, and labor issues, cybersecurity incidents, break-ins, computer viruses, denial-of-service attacks, sabotage, acts of vandalism, privacy breaches, service terminations, disruptions, interruptions, and other misconduct. They are also vulnerable to damage or interruption from human error, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, pandemics (including the COVID-19 pandemic) and similar events. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our services, impose additional costs or requirements on us or our customers, or give preferential treatment to competitors. There can be no assurance that third parties that will provide services to us or to our users will do so on acceptable terms, or at all. If any third parties do not adequately or appropriately provide their services or perform their responsibilities to us or our users, such as if third-party service providers close their data center facilities without adequate notice, are unable to restore operations and data, fail to perform as expected, or experience other unanticipated problems, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, user dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business.

We are indebted to our shareholder in the approximate amount of US$238,286.

As of March 31, 2026, we are indebted to Cosmos Links International Holding Ltd, our shareholder, in an approximate amount of $238,286. We may not be able to generate sufficient cash flow to repay these loans. If we issue additional securities as repayment, our shareholders may experience significant dilution. The advances are not expected to be repayable within the next twelve months. Additionally, loan repayment before achievement of profitability may cause us to delay implementing our business plans to expand.

We are also subject to other risks and uncertainties that affect many other businesses, including:

•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;
•	the increasing costs of compliance with federal, state and foreign governmental agency mandates (including the Foreign Corrupt Practices Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;
•	the impact of any international conflicts on the U.S. and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	any impacts on our business resulting from new domestic or international government laws and regulation;
•	market acceptance of our new service and growth initiatives;
•	the impact of technology developments on our operations and on demand for our services;
•	governmental under-investment in transportation infrastructure, which could increase our costs and adversely impact our service levels due to traffic congestion or sub-optimal routing of our vehicles;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•	availability of financing on terms acceptable to our ability to maintain our current credit ratings, especially given the capital intensity of our operations.
•	the impact on our business due to the system failure of our platform or our third-party partners;
•	our ability to attract, maintain, and grow our customer base and engage our customers;
•	pricing for our products and services;
•	our ability to diversify and grow our services revenue;
•	changes in macroeconomic conditions, political and legal environments;
•	adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceeding and enforcement-related costs;
•	our ability to attract and retain talent; and
•	our ability to compete with our competitors.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We may rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. However, trade secrets are difficult to protect. We limit disclosure of such trade secrets where possible but we also seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who do have access to them, such as our employees, contract manufacturers, consultants, advisors and other third parties. Despite these efforts, any of these parties may breach the agreements and may unintentionally or willfully disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Our Finances and Capital Requirements

We will need additional funding to implement our business plan. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay any business expansions or acquisitions and our ability to implement our business may be severely and negatively affected.

We will require approximately USD $10 million to implement our business plan. As we do not generate sufficient working capital to internally finance this growth, the successful implementation of our business plan will be heavily reliant on securing and maintaining outside funding from investors or loans. If the credit market tightens or we are otherwise unable to secure the full USD $10 million on terms acceptable to us, our ability to implement our business plan and our results of operations may be materially and adversely affected.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants and license and development agreements in connection with any collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Relating to Doing Business in Hong Kong

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.

We conduct our operations and generate our revenue in Hong Kong. Accordingly, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects. The PRC economy is in transition from a planned economy to a market-oriented economy subject to plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in the PRC. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot assure you that this will be the case.  Our interests may be adversely affected by changes in policies by the PRC government, including:

•	changes in laws, regulations or their interpretation;
•	confiscatory taxation;
•	restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for-profit enterprise;
•	expropriation or nationalization of private enterprises; and
•	the allocation of resources.

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. We expect the Hong Kong legal system to rapidly evolve in the near future and may become closer aligned with legal system in China with the PRC government exerting more oversight and control over companies operating in Hong Kong, offerings conducted overseas and or foreign investment in Hong Kong based issuers. The interpretations of many laws, regulations and rules may not always be uniform and the enforcement of these laws, regulations and rules may involve uncertainties for you and us. Our ability to operate in Hong Kong, conduct overseas offerings and continue to investment in Hong Kong based issuers may be harmed by these changes in its laws and regulations, including those relating to taxation, import and export tariffs, healthcare regulations, environmental regulations, land use and property ownership rights, and other matters. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in Hong Kong or particular regions thereof, and could limit or completely hinder our ability to offer or continue to offer securities to investors or require us to divest ourselves of any interest we then hold in Hong Kong properties or joint ventures. Any such actions (including divesture or similar actions) could result in a material adverse effect on us and on your investment in us and could render our securities and your investment in our securities worthless.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts that provide interpretations of laws and regulations and decide contractual disputes and issues may change their interpretation or enforcement very rapidly with little advance notice at any time, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as, may cause possible problems to foreign investors.

Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways. We cannot assure you that the PRC government will continue to pursue policies favoring a market-oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if PRC subsidiaries (or if our Hong Kong subsidiary) or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in Hong Kong may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, just days after Didi Global Inc. (NYSE: DIDI) completed its $4.4 billion IPO on June 30, 2021, the Chinese cybersecurity regulator announced on July 2, 2021, that it had begun an investigation of Didi for failure to comply with data and cybersecurity laws and two days later ordered that the company’s app be removed from smartphone app stores. Eventually, on July 21, 2022, the CAC fined Didi approximately $1.19 billion, and Didi formally delisted from the NYSE on June 13, 2022.

As such, the Company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. Given that the Chinese government may intervene or influence our operations at any time, it could result in a material change in our operation and the value of our common stock. Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas, any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Furthermore, it is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. As a result, our common stock may decline in value dramatically or even become worthless should we become subject to new requirement to obtain permission from the PRC government to list on U.S. exchange in the future.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which were available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. Moreover, the State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective) on July 10, 2021, which require operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. The aforementioned policies and any related implementation rules to be enacted may subject us to additional compliance requirement in the future. While we believe that our operations are not affected by this, as these opinions were recently issued, official guidance and interpretation of the opinions remain unclear in several respects at this time. Therefore, we cannot assure you that we will remain fully compliant with all new regulatory requirements of these opinions or any future implementation rules on a timely basis, or at all.

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

The Holding Foreign Companies Accountable Act was signed into law on December 18, 2020, and requires Auditors of publicly traded companies to submit to regular inspections every three years to assess such auditors’ compliance with applicable professional standards. On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two. On September 22, 2021, the PCAOB adopted rules to create a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in China and in Hong Kong because of positions taken by PRC and Hong Kong authorities in those jurisdictions. The PCAOB has made such designations as mandated under the HFCA Act. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

Our Auditor is based in Nigeria and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Nigerian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time.

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

Furthermore, as Article 177 is a recently promulgated provision, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect the issuer’s public accounting firm within three years or (two years if the acceleration is passed into law). If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with significant China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.

The recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore, may lead to additional regulatory review in China over our financing and capital raising activities in the United States. In addition, we may be subject to industry-wide regulations that may be adopted by the relevant PRC authorities, which may have the effect of limiting our service offerings, restricting the scope of our operations in China, or causing the suspension or termination of our business operations in China entirely, all of which will materially and adversely affect our business, financial condition and results of operations. We may have to adjust, modify, or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient, or liability-free manner or at all.

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective, including detailed disclosure related to whether the issuer received or were denied permission from Chinese authorities to list on U.S. exchanges and the risks that such approval could be denied or rescinded. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. We cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference in China.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and make sales in Hong Kong, which may experience corruption. Our proposed activities may create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing practices and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.

Any transfer of funds by us to our Hong Kong subsidiary, either as a shareholder loan or as an increase in registered capital, may become subject to approval by or registration or filing with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce in its local branches and registration with a local bank authorized by SAFE. It is unclear if Hong Kong subsidiaries will be deemed a PRC subsidiary. If Hong Kong subsidiaries are deemed to be PRC subsidiaries, (i) any foreign loan procured by our Hong Kong subsidiary will be required to be registered with SAFE or its local branches or filed with SAFE in its information system; and (ii) our Hong Kong subsidiary will not be able to procure loans which exceed the difference between its total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (“PBOC Notice No. 9”). We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our Hong Kong subsidiary, if required. If we fail to receive such approvals or complete such registration or filing, our ability to use the proceeds we receive from our offshore financing activities and to capitalize our Hong Kong operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our business. There is, in effect, no statutory limit on the amount of capital contribution that we can make to our Hong Kong subsidiary. This is because there is no statutory limit on the amount of registered capital for our Hong Kong subsidiary, and we are allowed to make capital contributions to our Hong Kong subsidiary by subscribing for their initial registered capital and increased registered capital, provided that the Hong Kong subsidiary complete the relevant filing and registration procedures.

The Circular on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-Invested Enterprises, or SAFE Circular 19, effective as of June 1, 2015, as amended by Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement under the Capital Account, or SAFE Circular 16, effective on June 9, 2016, allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capitals for expenditure beyond their business scopes, and also prohibit FIEs from using such Renminbi fund to provide loans to persons other than affiliates unless otherwise permitted under its business scope. If Safe Circulars 16 and 19 are interpreted to apply to the Hong Kong Dollar, our ability to use Hong Kong Dollars converted from the net proceeds from our offshore financing activities to fund the establishment of new entities in Hong Kong, to invest in or acquire any other Hong Kong or PRC companies may be limited, which may adversely affect our business, financial condition and results of operations.

Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.

We are a holding company whose primary assets are our ownership of the equity interests in our subsidiary. We conduct no other business and, as a result, we depend entirely upon our subsidiary’s earnings and cash flow. If we decide in the future to pay dividends, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary. Our subsidiary may be restricted in its ability to pay dividends, make distributions or otherwise transfer funds to us prior to the satisfaction of other obligations, including the payment of operating expenses or debt service, appropriation to reserves prescribed by laws and regulations, covering losses in previous years, restrictions on the conversion of local currency into U.S. dollars or other hard currency, completion of relevant procedures with governmental authorities or banks and other regulatory restrictions. Under the applicable PRC laws and regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside a portion of its after-tax profit to fund specific reserve funds prior to payment of dividends. In particular, at least 10% of its after-tax profits based on PRC accounting standards each year is required to be set aside towards its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of any of these currencies into U.S. dollars may adversely affect the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. For a detailed description of the potential government regulations facing the Company associated with our operations in Hong Kong and on restrictions on payments from our subsidiary, please refer to “Government and Industry Regulations–China” and “Transfers of Cash to and from our Subsidiary.” We do not presently have any intention to declare or pay dividends in the future. You should not purchase shares of our common stock in anticipation of receiving dividends in future periods

Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.

Most of our cash is maintained in Hong Kong Dollars. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Current PRC regulations permit PRC subsidiaries to pay dividends to foreign parent companies only out of their accumulated after-tax profits upon satisfaction of relevant statutory condition and procedures, if any, determined in accordance with Chinese accounting standards and regulations. In addition, PRC subsidiaries are required to set aside at least 10% of their accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of its registered capital. Furthermore, if PRC subsidiaries and their subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to the foreign parent company, which may restrict the ability of the foreign parent company to satisfy its liquidity requirements. If such restrictions on dividend and other payments are interpreted to apply to Hong Kong entities, our ability to rely on payments from our Hong Kong subsidiary will be adversely affected.

In addition, the Enterprise Income Tax Law of the PRC, or the PRC EIT Law, and its implementation rules provide that withholding tax rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC-resident enterprises are incorporated. For a detailed description of the potential government regulations facing the Company and the offering associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – Regulations Relating to Foreign Exchange and Dividend Distribution.”

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder of our shares of common stock, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency such as the RMB, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.

Under the Enterprise Income Tax Law and its implementation regulations issued by the State Council of the PRC, unless otherwise provided under relevant tax treaties, a 10% PRC withholding tax is applicable to dividends payable to investors that are non-resident enterprises, which do not have an establishment or place of business in the PRC or which have such establishment or place of business but the dividends are not effectively connected with such establishment or place of business, to the extent such dividends are derived from sources within the PRC. Similarly, any gain realized on the transfer of shares by such investors is also subject to PRC tax at a current rate of 10%, subject to any reduction or exemption set forth in relevant tax treaties, if such gain is regarded as income derived from sources within the PRC. If we are deemed a PRC resident enterprise, dividends paid on our shares, and any gain realized from the transfer of our shares, would be treated as income derived from sources within the PRC and would as a result be subject to PRC taxation. Furthermore, if we are deemed a PRC resident enterprise, dividends payable to individual investors who are non-PRC residents and any gain realized on the transfer shares by such investors may be subject to PRC tax at a current rate of 20%, subject to any reduction or exemption set forth in applicable tax treaties. It is unclear whether we or our subsidiary established outside of China are considered a PRC resident enterprise or whether holders of shares would be able to claim the benefit of income tax treaties or agreements entered into between China and other countries or areas. If dividends payable to our non-PRC investors, or gains from the transfer of our shares by such investors are subject to PRC tax, the value of your investment in our shares may decline significantly. For a detailed description of the potential government regulations facing the Company associated with our operations in Hong Kong, please refer to “Government and Industry Regulations –China.”

Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.

Under the PRC Enterprise Income Tax Law, or the New EIT Law, and its amendment and implementation rules, which became effective in January 2008, an enterprise established outside of the PRC with a “de facto management body” located within the PRC is considered a PRC resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its global income. The implementation rules define the term “de facto management bodies” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel and human resources, finance and treasury, and business combination and disposition of properties and other assets of an enterprise.” On April 22, 2009, the State Administration of Taxation (the “SAT”), issued a circular, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although the SAT Circular 82 only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the determining criteria set forth in the SAT Circular 82 may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the resident status of all offshore enterprises for the purpose of PRC tax, regardless of whether they are controlled by PRC enterprises or individuals. Although we do not believe that our legal entities organized outside of the PRC constitute PRC resident enterprises, it is possible that the PRC tax authorities could reach a different conclusion. In such case, we may be considered a PRC resident enterprise and may therefore be subject to the 25% enterprise income tax on our global income, which could significantly increase our tax burden and materially and adversely affect our cash flow and profitability. In addition to the uncertainty regarding how the new PRC resident enterprise classification for tax purposes may apply, it is also possible that the rules may change in the future, possibly with retroactive effect. For a detailed description of the potential government regulations facing the Company associated with our operations in Hong Kong, please refer to “Government and Industry Regulations –China.”

We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

On February 3, 2015, the State Administration of Taxation issued an Announcement on Several Issues Concerning Enterprise Income Tax on Income Arising from Indirect Transfers of Property by Non-PRC Resident Enterprises, or Announcement 7, with the same effective date. Under Announcement 7, an “indirect transfer” refers to a transaction where a non-resident enterprise transfers its equity interest and other similar interest in an offshore holding company, which directly or indirectly holds Chinese taxable assets (the assets of an “establishment or place” situated in China; real property situated in China and equity interest in Chinese resident enterprises) and any indirect transfer without reasonable commercial purposes are subject to the PRC taxation. In addition, Announcement 7 specifies the conditions under which an indirect transfer is deemed to lack a reasonable commercial purpose which include: (1) 75% or more of the value of the offshore holding company’s equity is derived from Chinese taxable assets, (2) anytime in the year prior to the occurrence of the indirect transfer of Chinese taxable assets, 90% or more of the total assets (excluding cash) of the offshore holding company are direct or indirect investments in China, or 90% or more of the revenue of the offshore holding company was sourced from China; (3) the functions performed and risks assumed by the offshore holding company(ies), although incorporated in an offshore jurisdiction to conform to the corporate law requirements there, are insufficient to substantiate their corporate existence and (4) the foreign income tax payable in respect of the indirect transfer is lower than the Chinese tax which would otherwise be payable in respect of the direct transfer if such transfer were treated as a direct transfer. As a result, gains derived from such indirect transfer will be subject to PRC enterprise income tax, currently at a tax rate of 10%.

Announcement 7 grants a safe harbor under certain qualifying circumstances, including transfers in the public securities market and certain intragroup restricting transactions, however, there is uncertainty as to the implementation of Announcement 7. For example, Announcement 7 requires the buyer to withhold the applicable taxes without specifying how to obtain the information necessary to calculate taxes and when the applicable tax shall be submitted. Announcement 7 may be determined by the tax authorities to be applicable to our offshore restructuring transactions or sale of the shares of our offshore subsidiary where non-resident enterprises, being the transferors, were involved. Though Announcement 7 does not impose a mandatory obligation of filing the report of taxable events, the transferring party shall be subject to PRC withholding tax if the certain tax filing conditions are met. Non-filing may result in an administrative penalty varying from 50% to 300% of unpaid taxes. As a result, we and our non-resident enterprises in such transactions may become at risk of being subject to taxation under Announcement 7, and may be required to expend valuable resources to comply with Announcement 7 or to establish that we and our non-resident enterprises should not be taxed under Announcement 7, for any restructuring or disposal of shares of our offshore subsidiary, which may have a material adverse effect on our financial condition and results of operations.

PRC laws and regulations have established more complex procedures for certain acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

Further to the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rules, the Anti-monopoly Law of the PRC, the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by MOFCOM or the MOFCOM Security Review Rules, was issued in August 2011, which established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change of control transaction in which a foreign investor takes control of a PRC enterprise, or that the approval from MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. PRC laws and regulations also require certain merger and acquisition transactions to be subject to merger control review and or security review.

The MOFCOM Security Review Rules, effective from September 1, 2011, which implement the Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011, further provide that, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the security review by MOFCOM, the principle of substance over form should be applied and foreign investors are prohibited from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through agreements control or offshore transactions.

Further, if the business of any target company that the combined company seeks to acquire falls into the scope of security review, the combined company may not be able to successfully acquire such company either by equity or asset acquisition, capital contribution or through any contractual agreements. The combined company may grow its business in part by acquiring other companies operating in its industry. Complying with the requirements of the relevant regulations to complete such transactions could be time consuming, and any required approval processes, including approval from MOFCOM, may delay or inhibit its ability to complete such transactions, which could affect our ability to maintain or expand our market share.

In addition, SAFE promulgated the Circular on the Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or Circular 19, on June 1, 2015. Under Circular 19, registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used within the business scope approved by the applicable governmental authority and the equity investments in the PRC made by the foreign-invested company shall be subject to the relevant laws and regulations about the foreign-invested company’s reinvestment in the PRC. In addition, foreign-invested companies cannot use such capital to make the investments in securities, and cannot use such capital to issue the entrusted RMB loans (except approved in its business scope), repay the RMB loans between the enterprises and the ones which have been transferred to the third party. Circular 19 may significantly limit our ability to effectively use the proceeds from future financing activities as the Chinese subsidiaries may not convert the funds received from us in foreign currencies into RMB, which may adversely affect their liquidity and our ability to fund and expand our business in the PRC.

SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts (“Circular 16”), on June 9, 2016, which became effective simultaneously. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to RMB on a self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis which applies to all enterprises registered in the PRC. Circular 16 reiterates the principle that RMB converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purpose beyond its business scope or prohibited by PRC Laws or regulations, while such converted RMB shall not be utilized as loans to its non-affiliated entities. As Circular 16 is newly issued and SAFE has not provided detailed guidelines with respect to its interpretation or implementation, it is uncertain how these rules will be interpreted and implemented.

Failure to comply with PRC regulations regarding the registration requirements for employee stock ownership plans or share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In the meantime, our directors, executive officers and other employees who are PRC citizens or who are non-PRC residents residing in the PRC for a continuous period of not less than one year, subject to limited exceptions, and who have been granted incentive share awards by us, may follow the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, or 2012 SAFE notices, promulgated by the SAFE in 2012. Pursuant to the 2012 SAFE notices, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. Our executive officers and other employees who are PRC citizens or who reside in the PRC for a continuous period of not less than one year and who have been granted options will be subject to these regulations. It is unclear if these regulations will be expanded to include Hong Kong residents or citizens. Failure to complete the SAFE registrations may subject them to fines, and legal sanctions and may also limit our ability to contribute additional capital into our Hong Kong subsidiary and limit our Hong Kong subsidiary’s ability to distribute dividends to us if Hong Kong residents or citizens are covered under these PRC regulations. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

The SAT has issued certain circulars concerning employee share options and restricted shares. Under these circulars, employees working in China who exercise share options or are granted restricted shares will be subject to PRC individual income tax. It is unclear whether these regulations will be expanded in the future to cover our employees in Hong Kong. Our Hong Kong subsidiary may become obligated to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay or we fail to withhold their income taxes according to relevant laws and regulations, we may face sanctions imposed by the tax authorities or other PRC governmental authorities.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations and our reputation and could result in a loss of your investment in our shares, especially if such matter cannot be addressed and resolved favorably.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting and reporting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company and our business. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we may have to expend significant resources to investigate such allegations and/or defend the Company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our Company and business operations will be severely hampered and your investment in our stock could be rendered worthless.

In addition, major issues with other U.S. listed Chinese companies in the future, could have a negative effect on the value of your investment, even though the Company is not involved.

It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.

Substantially all of our assets are located in Hong Kong. Moreover, our current directors and officers are Hong Kong/Chinese nationals. All or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon our subsidiary or any individuals. In addition, there is uncertainty as to whether the courts of Hong Kong or the PRC would recognize or enforce judgments of U.S. courts obtained against us or our officers and/or directors predicated upon the civil liability provisions of Hong Kong against us or such persons predicated upon the securities laws of the United States or any state thereof. It is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the United States Federal securities laws or otherwise.

Risks Relating to Securities Markets and Investment in Our Stock

There is not now and there may not ever be an active market for our Common Stock. There are restrictions on the transferability of these securities.

There currently is no active market for our Common Stock and, except as otherwise described herein, we have no plans to file any registration statement or otherwise attempt to create a market for the shares. Even if an active market develops for the shares, Rule 144, which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. There can be no assurance that we will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us, as is required by Rule 144 as part of the conditions of its availability.

Our common stock is subject to the “penny stock” rules of the sec and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Under U.S. federal securities legislation, our common stock will constitute “penny stock”. Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We are a controlled company subject to the control of Lo Wai Lin, our Chief Financial Officer, Secretary and Director. Mr. Lo, together with our other insiders beneficially own a significant portion of our stock, and accordingly, have control over stockholder matters, our business and management.

Under NASDAQ stock exchange rule 5615(c)(1), a “controlled company” is defined as a “company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company.” As of the date of this registration statement, Lo Wai Lin beneficially owns 10,557,936 shares of our common stock, or approximately 83% of our issued and outstanding shares of common stock. As a result, Mr. Lo will have significant influence to:

•	Elect or defeat the election of our directors;
•	Amend or prevent amendment of our articles of incorporation or bylaws;
•	effect or prevent a merger, sale of assets or other corporate transaction; and
•	affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our management team, new investors may not be able to effect a change in our business or management, and therefore, shareholders would have no recourse as a result of decisions made by management. In addition, sales of significant amounts of shares held by our management team, or the prospect of these sales, could adversely affect the market price of our common stock. Our management team’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this registration statement.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

The Company does not intend to seek registration or qualification of its shares of common stock the subject of this offering in any State or territory of the United States. Aside from a “secondary trading” exemption, other exemptions under state law and the laws of US territories may be available to purchasers of the shares of common stock sold in this offering,

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of our company.

Though not now, in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors:

(i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of our company from doing so if it cannot obtain the approval of our board of directors.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. Stockholders may never be able to sell shares when desired. Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Our stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our Common Stock at a profit.

The market prices for our securities may be volatile and may fluctuate substantially due to many factors, including:

•	market conditions in the business marketing services and NFT services sectors or the economy as a whole;
•	price and volume fluctuations in the overall stock market;
•	announcements of the introduction of new products and services by us or our competitors;
•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;
•	deviations in our operating results from the estimates of securities analysts or other analyst comments;
•	additions or departures of key personnel;
•	legislation, including measures affecting e-commerce or infrastructure development; and
•	developments concerning current or future strategic collaborations.

ITEM 1B. Unresolved Staff Comments.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

After the launch of our pilot program and platform, we expect to develop and implement a advertising risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program will be aligned to the Company's business strategy. It will share common methodologies, reporting channels and governance processes that apply to the other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risk. Key elements of our cybersecurity risk management program are expected to include:

•	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•	a security team principally responsible for managing our cybersecurity risk assessment processes and our response to cybersecurity incidents;
•	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security procedures;
•	training and awareness programs for team members that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and procedures;
•	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•	a third-party risk management process for service providers, suppliers, and vendors.

In the last two fiscal years, the Company has not experienced any material cybersecurity incidents. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, refer to Item 1A. Risk Factors - “Cybersecurity breaches, system disruptions, or unauthorized access to our billboard platform and mobile advertising platforms and data could severely impair our ad-delivery infrastructure, damage our reputation, and harm our financial results”, which is incorporated by reference into this Item 1C.

Cybersecurity Governance

The Board regularly receives reports from our executive officers and third parties on cybersecurity matters. In addition, the Board receives reports addressing cybersecurity as part of our overall enterprise risk management program and to the extent cybersecurity matters are addressed in regular business updates.

Management is responsible for developing cybersecurity programs, including as may be required by applicable law or regulation. These individuals' expertise in IT and cybersecurity generally has been gained from a combination of education, including relevant degrees and/or certifications, and prior work experience. They are informed by their respective cybersecurity teams about, and monitor, the prevention, detection, mitigation and remediation of cybersecurity incidents as part of the cybersecurity programs described above.

ITEM 2. Properties.

Our corporate and executive office is located at 1901, The World Trade Centre, 280 Gloucester Road, Causeway Bay, Hong Kong, China, telephone number +852 3703 9249. The premises are subject to a three-year Tenancy Agreement commencing on August 15, 2024 and ending on August 14, 2027. The base monthly rent for the premises is USD$18,876.92. The foregoing description of the Tenancy Agreement between Market Century Global Limited and ASN is qualified in its entirety by the terms of the Tenancy Agreement attached hereto and incorporated herein as Exhibit 10.4.

We believe that our current facilities are adequate for our current needs. We expect to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3. Legal Proceedings.

There are no material pending legal proceedings to which we or our subsidiaries are a party or to which any of our or their property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, affiliates or any owner of record or beneficially of more than 5% of our common stock, or any associate of any of the foregoing, is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information.

Shares of our common stock are quoted on the OTC Pink under the symbol “ZICX”. As of October 1, 2026, the last closing price of our securities was $0.06.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Low	High
Fiscal 2026
Quarter ended 3/31/2026	$0.1818	$2.9400
Quarter ended 12/31/2025	$1.2100	$5.0000
Quarter ended 9/30/2025	$3.0000	$6.5000
Quarter ended 6/30/2025	$0.0051	$0.0150

Fiscal 2025
Quarter ended 3/31/2025	$0.0025	$0.0350
Quarter ended 12/31/2024	$0.0018	$0.0030
Quarter ended 9/30/2024	$0.0022	$0.0048
Quarter ended 6/30/2024	$0.0015	$0.0024

(b)  Approximate Number of Holders of Common Stock

As of October 1, 2026, there were approximately 305 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

The information in the section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” is incorporated herein.

(e)  Recent Sales of Unregistered Securities

On June 7, 2024, The William A. Petty Living Trust (“Seller”) and Lo Wai Lin (“Purchaser”) entered into that certain Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Seller agreed to sell, and Purchaser agreed to purchase, 100,000,000 shares of Series A Preferred Stock (the “Preferred A Shares”) of Zicix Corporation, a Nevada corporation (the “Corporation”) (representing 10,000 shares of Preferred A Shares on a post Reverse Split basis). Each share of the Series A Preferred Stock is convertible into 1000 shares of common stock, and holders of the Series A Preferred Stock are entitled to vote together with holders of the Common Stock on all matters submitted to a vote of the Common Stock holders. The sale and purchase transaction closed on June 15, 2024. As a result, a change in control of the Corporation occurred with the Purchaser becoming the controlling shareholder of the Corporation. The Purchaser is not a U.S. Person within the meaning of Regulations S. Accordingly, the securities were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, Regulation D and Regulation S promulgated thereunder.

Effective on the closing, Ellaire Petty, the sole executive officer and director of the Corporation resigned from all of her positions with the Corporation and the following individuals were appointed to the positions set forth next to their names:

Name	Position
THONG Wai Ping Kenneth	Chief Executive Officer, Director
LO Wai Lin	Chief Financial Officer, Secretary, and Director
LAI Chi Kwan Thomas	Director

Effective July 23, 2024, THONG Wai Ping Kenneth resigned from all of his positions with the Corporation and WU XuLiang was appointed to fill all vacancies created by Mr. THONG’s departure, and Wan Yuk Chee was appointed to serve as the Secretary to replace LO Wai Lin. Effective February 6, 2025, WU XuLiang resigned from his positions and Edwin Kai Ip Li was appointed to serve as the Chief Executive Officer and Director of the Corporation.

The foregoing description of the Stock Purchase Agreement is not complete and is qualified in its entirety by reference to the complete text of the Stock Purchase Agreement, which is incorporated herein by reference and attached hereto as Exhibit 10.1.

Acquisition of ASN Zone One Limited

On July 25, 2024, Zicix Corporation, a Nevada corporation (the “Corporation”), entered into that certain Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Corporation agreed to purchase from Lo Yiu Kwok (“Seller”) 10,000 shares of ordinary stock of ASN Zone One Limited, a Hong Kong private limited company (“ASN”), constituting all of the issued and outstanding securities of ASN (the “ASN Securities”). The consideration for ASN Securities was Five Thousand Dollars and up to an aggregate amount of Six Hundred Thirty Million (630,000,000) shares of the Corporation’s common stock, par value $0.00001, which shares are issuable upon the achievement of certain revenue based milestones (the “Earn Out Shares”) occurring during the three year period following July 25, 2024 (the “Earn Out Period”).

ASN, with its headquarters in Dubai, is dedicated to delivering a powerful Global Storage Network Platform, enabling businesses to optimize their logistics processes through a single platform, offering a variety of services, including Air Cargo, International Warehouse and Storage Box, Transportation. By leveraging its extensive network in Asia, Europe, and partners in Middle East , it provides end-to-end solutions that empower its clients to achieve their global expansion objectives. As a result, of the acquisition of ASN, the Corporation entered into the storage network business.

The foregoing description of the Stock Purchase Agreement between Seller, ASN and the Corporation is qualified in its entirety by the terms of the Stock Purchase Agreement attached hereto and incorporated herein as Exhibit 10.2.

ITEM 6. RESERVED.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended March 31, 2026, and 2025. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “US$” refer to the legal currency of the United States. References to “Hong Kong Dollar” are to the Hong Kong Dollar, the legal currency of the Hong Kong Special Administrative Region of the People’s Republic of China. Throughout this report, assets and liabilities of the Company’s subsidiary are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Numerical information in this report is presented on a rounded basis using actual amounts. Minor differences in totals and percentage calculations may exist due to rounding.

Overview.

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

ASN’s current core offering is an “AI-Enabled Global Network Marketing and Advertising Platform,” which integrates cutting-edge hardware (e.g., naked eye 3D LED displays) with smart software systems to deliver end-to-end services for clients’ global business expansion. ASN began operations on September 02, 2022, and operates in Hong Kong. ASN currently is speaking with potential clients such as media outlets in Hong Kong and China to convert some of the outdoor advertising from 2D to 3D. ASN intends to focus on extending its reach to the Middle East by the end of 2026. Thereafter as financing permits, ASN hopes to expand to North Africa, US, Europe, and Asia.

We are a development stage company.

We reported a net loss of $1,388,179 and $3,294,418 for the years ended March 31, 2026 and 2025, respectively. We had current assets of $507,486 and current liabilities of $3,233,629 as of March 31, 2026. As of March 31, 2025, our current assets and current liabilities were $797,204 and $1,520,407, respectively.

Our financial statements for the years ended March 31, 2026, and 2025 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders and external fund-raising through private placements. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Results of Operations.

The following table sets forth key components of our results of operations for the years ended March 31, 2026 and 2025.

	2026	2025	variance	variance
	US$	US$	US$	%
Revenues, net	730,563	70,068	660,495	943%

Cost of revenue	(480,461)	(15,170)	(465,291)	3,067%

Gross profit	250,102	54,898	195,204	356%

Operating expenses:
Impairment loss on accounts receivable	(430,027)	–	(430,027)	100%
General and administrative expenses	(1,326,751)	(864,406)	(462,345)	53%
Total operating expenses	(1,756,778)	(864,406)	(892,372)	103%
Loss from continuing operations	(1,506,676)	(809,508)	(697,168)	86%

Other income (expense):
Interest income	–	133	(133)	(100%	)
Impairment loss on goodwill	–	(1,376,083)	1,376,083	(100%	)
Interest expenses on bonds payable, convertible debts and promissory note	(423,902)	(265,144)	(158,758)	60%
Interest on lease liabilities	(38,063)	(14,678)	(23,385)	159%
Change in fair value of convertible debts and promissory note	567,656	(53,814)	621,470	(1,155%	)
Sundry income	12,806	71,910	(59,104)	(82%	)
Total other income (expenses), net	118,497	(1,637,676)	1,756,173	107%
Loss before income taxes from continuing operations	(1,388,179)	(2,447,184)	1,059,005	(43%	)
Income tax expense	–	–	–	–
Net loss from continuing operation	(1,388,179)	(2,447,184)	1,059,005	(43%	)
Discontinued operations
Net loss from discontinued operations, net of tax	–	(847,234)	847,234	(100%	)
Net loss	(1,388,179)	(3,294,418)	1,906,239	58%

Revenue

Our overall revenue increased by approximately $660,495, to $730,563 for the year ended March 31, 2026, from $70,068 for the year ended March 31, 2025. The growth primarily from acquiring of ASN, the revenue is generated from product sales and cloud services for the year ended March 31, 2026.

The following table summarizes revenue from contracts with customers, disaggregated by revenue source, for the years ended March 31, 2026 and 2025:

	Year Ended March 31,
	2026	2025	variance	variance
	US$	US$	US$	%
Revenue
Product sales	300,536	70,068	230,468	329%
Cloud consulting services	430,027	–	430,027	100%
Total revenue	730,563	70,068	660,495	943%

Revenue

Product sales

The revenue amounted to $300,536 for the year ended March 31, 2026, which represented the sales of LED carriage boxes, air cargo pallets and components. The increase mainly resulted from the acquisition of ASN.

Cloud consulting services

The revenue amounted to $430,027 for the year ended March 31, 2026, which represented the cloud consulting services income. The increase mainly resulted from the acquisition of ASN.

Cost of revenue

The following table sets forth the breakdown of our cost of revenue for the years ended March 31, 2026 and 2025:

	Year Ended March 31,
	2026	2025	variance	variance
	US$	US$	US$	%

Cost of services rendered	407,860	–	407,860	100%
Cost of goods sold	72,601	–	72,601	100%
Delivery cost	–	15,170	(15,170)	(100% )
Total cost of revenue	480,461	15,170	465,291	3,067%

The cost of revenue amounted to $480,461 for the year ended March 31, 2026, which represented the cost of goods sold of air cargo pallets and cost of services rendered of cloud consulting services. The increase mainly resulted from the new business segment.

Gross profit and gross profit margin

Our total gross profit was $250,102 for the year ended March 31, 2026, as compared to $54,898 for the year ended March 31, 2025, an increase of $195,204. The increase in total gross profit was primarily due to the new business segment.

General and administrative expenses

General and administrative expenses mainly consist of legal and professional fees, payroll expenses and other miscellaneous administrative expenses. The Company incurred general and administrative expenses of $1,326,751 for the year ended March 31, 2026, compared to $864,406 for the year ended March 31, 2025, an increase of $462,345 or 103%. The increase in general and administrative expenses was primarily due to an increase in business consulting fees about Dubai operations and business development advisory fees and legal and professional fees of $420,000.

Other income (expense)

Our other income (expense) primarily included interest income, impairment of goodwill, interest expenses on bonds payable, convertible debts and promissory note, interest on lease liabilities and change in fair value of convertible debts and promissory note. The following sets forth the breakdown of our other expense, net:

	2026	2025	variance	variance
	US$	US$	US$	%

Interest income	–	133	(133)	(100%	)
Impairment loss on goodwill	–	(1,376,083)	1,376,083	(100%	)
Interest expenses on bonds payable, convertible debts and promissory note	(423,902)	(265,144)	(158,758)	60%
Interest on lease liabilities	(38,063)	(14,678)	(23,385)	159%
Change in fair value of convertible debts and promissory note	567,656	(53,814)	621,470	(1,155%	)
Sundry income	12,806	71,910	(59,104)	(82%	)

Total other income (expenses), net	118,497	(1,637,676)	1,756,173	107%

For the year ended March 31, 2026, other income (expenses), net, decreased by $1,756,173. Such a decrease was mainly resulting from the other expenses such as impairment loss on goodwill, interest expenses on bonds payable, convertible debts and promissory note, change in fair value of convertible debts and promissory note during the year ended March 31, 2026.

Income tax expense

We did not incur income tax expense for the years ended March 31, 2026 and 2025.

Net loss from continuing operations, net of tax

The net loss from continuing operations decreased to $1,388,179 for the year ended March 31, 2026, as compared to net loss $2,447,184 for the year ended March 31, 2025. The decrease in loss was mainly due to decrease other expenses, as explained above.

Net loss from discontinued operations

The net loss from discontinued operations decreased to $0 for the year ended March 31, 2026, compared to a net loss of $847,234 for the year ended March 31, 2025. The discontinued operations were completed closed down during 2026.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $0.

As of March 31, 2026, we had working capital deficit of $2,726,143 and an accumulated deficit of $5,702,252. Our material cash requirements are highly dependent upon the additional financial support from our stockholders in the next 12 - 18 months.

For the year ended March 31, 2026, we incurred an operating loss of $1,388,179 and reported a working capital deficit of $2,726,143 and accumulated deficit of $5,702,252. Since March 2026, we have experienced temporary cessation of Dubai business operations due to an inability to execute the scheduled product shipments to our regional distribution hub in Dubai, resulting from regional supply chain and transit disruptions caused by U.S.-Iraq conflict. As of March 31, 2026, our bank accounts had been suspended, resulting in no cash balances, also certain overdue convertible debts totaling approximately $326,700 (principal and unpaid interest) were in default. We have funded its operations and capital expenditure primarily through financial support from our stockholders and directors. Our continuation as a going concern is dependent upon improving profitability, securing continued financial support from our stockholders or raising additional capital through external fund-raising, such as, private placements. Management believes the existing stockholders will provide additional cash to meet with our obligations as they become due. However, there is no assurance that we will be successful in securing sufficient funds to sustain the operations.

Management is actively negotiating with holders of convertible debts and note totaling approximately $947,000 to restructure or extend repayment terms. These negotiations include discussions on potential debt-to-equity conversions, revised maturity schedules, and partial settlements to alleviate immediate liquidity pressure. While some binding agreements have been finalized as of the date of this filing, management believes that constructive progress has been made and that creditors are receptive to restructuring proposals.

These raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Cash Flows

The following summarizes the key component of our cash flows for the years ended March 31, 2026 and 2025:

	Years Ended March 31,
	2026	2025
Net cash used in operating activities – continuing operations	$(162,661)	$(523,964)
Net cash used in operating activities – discontinued operations	$–	$(313,839)
Net cash used in investing activities – continuing operations	$–	$(15,953)
Net cash provided by investing activities – discontinued operations	$–	$31,490
Net cash provided by financing activities – continuing operations	$94,542	$916,506
Net cash provided by financing activities – discontinued operations	$–	$–
Foreign currency translation adjustment	$(21,861)	$(4,260)
Net change in cash and cash equivalents	$(89,980)	$89,980
Cash and cash equivalents at the beginning of the year	$89,980	$–
Cash and cash equivalents at the end of the year	$–	$89,980

Operating Activities

Net Cash Used in Operating Activities – Continuing operations

For the year ended March 31, 2026, net cash used in operating activities in continuing operations was $162,661, which consisted primarily of net loss of $1,388,179, offset by an increase in accounts payable of $406,502, an increase in accrued liabilities and other payables of $980,045, a decrease in inventories of $72,914, and a decrease in prepayments and other current assets of $53,065, and further offset by a decrease of lease liabilities of $263,468, and adjusted for non-cash items of depreciation of plant and equipment of $25,491, amortization of right-of-use assets of $201,760, amortization of debt discount of $278,802, interest expenses on lease liabilities of $38,063 and fair value change of convertible debts and promissory note of $567,656.

Net Cash Used in Operating Activities – Discontinued operations

There was no cash flow from operating activities for discontinued operations for the year ended March 31, 2026.

For the year ended March 31, 2025, net cash used in operating activities for discontinued operations was $313,839, which consisted primarily of net loss of $847,234, current liabilities of discontinued operations of $393,924 and offset by current assets of discontinued operations of $927,319.

Investing Activities

Net Cash Used In Investing Activities – Continuing operations

There was no cash flow from investing activities for continuing operations for the year ended March 31, 2026.

For the year ended March 31, 2025, net cash used in investing activities for continuing operations of $15,953, represents purchase of plant and equipment during the years.

Net Cash Provided by Investing Activities – Discontinued operations

There was no cash flow from investing activities for discontinued operations for the year ended March 31, 2026.

.

For the year ended March 31, 2025, net cash provided by investing activities for discontinued operations was $31,490, which consisted primarily of decrease in current liabilities of discontinued operations of $2,078,705 and offset by decrease in current assets of discontinued operations of $2,047,215.

Financing Activities

Net Cash Provided by Financing Activities – Continuing operations

For the year ended March 31, 2026, net cash provided by financing activities for continuing operations was $94,542 which consisted primarily of subscription proceeds from private placement of $430,000 and advance to a related party of $73,075 and offset by repayment of bonds payable and convertible debts of $332,916 and repayment to a shareholder of $75,617.

For the year ended March 31, 2025, net cash provided by financing activities for continuing operations was $916,506 which consisted primarily of proceeds from convertible promissory note of $200,000, subscription proceeds from private placement of $780,000 and advance from a shareholder of $87,215 and offset by repayment of bonds payable and convertible debts of $121,584 and repayment to a related party of $29,125.

Net Cash Provided by Financing Activities – Discontinued operations

There was no cash flow from financing activities for discontinued operations for the years ended March 31, 2026, and 2025.

Off-Balance Sheet Arrangements

As of March 31, 2026 and 2025, we had not entered any material off-balance sheet transactions and arrangements. We have not entered into any guarantees or other commitments to guarantee the payment obligations other than those which arise out of normal business operations.

Capital Expenditures

Our capital expenditures amounted to approximately $0 and $15,953 relating to the purchase of plant and equipment for the years ended March 31, 2026 and 2025, respectively, mainly for use in our operations.

Commitments and contingencies

From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. We currently are not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

As of March 31, 2026 and 2025, we did not have any significant commitments and contingencies involved, except for the below:

Pursuant to the Stock Purchase Agreement dated July 25, 2024, we are required to issue to the Seller (Lo Yiu Kwok) to an aggregate of 63,000 shares of our common stock, at a par value of $0.00001 upon the achievement of the milestones by its subsidiary, ASN during the three-years’ period following July 25, 2024 (“Performance Period”) below:

Annual revenue milestones (US$) for Performance Period	Number of shares issuable to the Seller

Equal or above $500,000 and less $1,000,000	12,600
Equal or above $1,000,000 and less $2,000,000	37,800
Equal or above $2,000,000	63,000

We are limited to issue a maximum of 63,000 shares of our common stock as earnout shares. The earnout shares, if were issued, classified as equity in accordance with ASC 480 and ASC 815.

Subsequently, our subsidiary, ASN did not meet with the minimum annual revenue of $500,000 as the performance milestone for the first year from July 26, 2024 to July 25, 2025 and the second year from July 26, 2025 to July 25, 2026 under the Performance Period, therefore no earnout shares were issued accordingly.

Except as noted above, we had no other contractual obligations and material commercial commitments as of March 31, 2026.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

•	Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for expected credit losses, the useful lives of plant and equipment, impairment of long-lived assets and goodwill, revenue recognition, inventory obsolescence, allowance for deferred tax assets, uncertain tax position, fair value of convertible debts and promissory note and income tax provision.

•	Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Foreign Currencies Translation

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company has operations in Hong Kong and maintains the books and record in the local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with Accounting Standards Codification (“ASC”) 830-30, Translation of Financial Statement, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

•	Segment Reporting

ASC 280, Segment Reporting (“ASC 280”) establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in the consolidated financial statements for details on the Company’s business segments.

In accordance with Accounting Standards Update (“ASU” ) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, the Company considered whether additional disclosures were required, including significant segment expenses and measures used by the chief operating decision maker (“CODM”), Mr. Edwin Kal Ip Li (a chief executive officer of the Company). However, the CODM evaluates the Company’s performance based solely on the consolidated financial results, and no additional measures or expense categories are used for internal decision-making. The CODM also reviews and utilizes function expenses (cost of revenues, and general and administrative) at the consolidated level to manage the Company's operations.

The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM, for making decisions, allocating resources and assessing performance, as the reportable segments.

•	Revenue Recognition

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

Cloud Consulting Service

Revenues from cloud consulting services are recognized over time (typically, on a monthly basis) as service is provided over the service period.

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

•	Leases

The Company adopts the ASU No. 2016-02, Leases (Topic 842) for all periods presented. This standard requires lessees to recognize lease assets (“right-of-use”) and related lease obligations (“lease liabilities”) on the consolidated balance sheet for leases with terms in excess of twelve months. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

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

All of the Company’s real estate leases are classified as operating leases and there was no lease with a duration of twelve months or less.

•	Income Taxes

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

For the years ended March 31, 2026 and 2025, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2026 and 2025, the Company did not have any significant unrecognized uncertain tax positions.

The Company is subject to tax in local US and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the relevant tax authorities.

•	Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful life
Furniture and equipment	5 years
Leasehold improvements	5 years

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterment which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized as other income or expense in the consolidated statements of operations.

•	Impairment of Long-lived Assets

In accordance with the provisions of ASC 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

•	Convertible Debts and Promissory Note

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

•	Net Loss per Share

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

•	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive loss as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss, as presented in the accompanying statements of changes in stockholders’ (deficit) equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Pension Costs

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level.

•	Related Parties

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

•	Commitments and Contingencies

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

•	Fair Value of Measurement

The Company follows the guidance of the ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, inventories, amount due from a related party, prepayments and other current assets, accrued liabilities and other payables and amount due to a shareholder approximate their fair values because of the short maturity of these instruments except for bonds payable, convertible debts and convertible promissory note.

Recently Issued Accounting Pronouncements

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies the applicability, form and content, and interim disclosure requirements in ASC Topic 270 and enhances navigability of the interim reporting guidance. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and after December 15, 2028, for entities other than public business entities. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which updates the FASB Accounting Standards Codification to clarify, correct errors, and improve the overall usability of GAAP. The improvements consist of narrow-scope amendments, technical corrections, clarification of existing guidance, and updates to clarify the appropriate scope and application of certain disclosure requirements. ASU 2025-12 is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Quantitative and Qualitative Disclosure about Market Risk

Concentration of major customers

For the year ended March 31, 2026, we have two customers, Swissfield Consulting Ltd and A1P Limited, that who accounted for 41% and 59% of its revenues, respectively.

For the year ended March 31, 2025, we have one single customer, Runde Holdings Limited, that accounted for 100% of its total revenues.

Concentration risk in major vendors

For the year ended March 31, 2026, we have one single vendor, Digital One Solutions Limited, that accounted for 85% of its total cost of revenue.

For the year ended March 31, 2025, we have one single vendor, Shenzhen Qianhai Hengyunlian Technology Co. Ltd, that accounted for 100% of its total cost of revenue.

Credit Risk

Financial instruments that potentially subject to credit risk consist of cash and cash equivalents. Cash equivalents are maintained with high credit quality institutions in Hong Kong, the composition and maturities of which are regularly monitored by the management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$800,000 (equal to $102,057) if the bank in Hong Kong with which an individual/a company hold its eligible deposit fails.

Economic and political risk

Our major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence our business, financial condition, and results of operations.

Exchange rate risk

We cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that we could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

Geopolitical risk

We have planned its business expansion in Dubai and Middle East since 2026. The escalation of military conflict and political instability in the Middle East, specifically involving the United States, Iraq, and Iran, could materially and adversely affect our business, financial condition, and results of operations.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  Financial Statements and Supplementary Data.

The consolidated financial statements and the Report of Independent Registered Certified Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

ZICIX CORPORATION AND SUBSIDIARIES

ALOBA, AWOMOLO & PARTNERS

(Chartered Accountants)

Floor 4, Providence Court, Ajibade Bus Stop, Beside CocaCola Ibadan, Oyo State, Nigeria

Tel: 08055439586, 08034725835

Email: audits@alobaawomolo.org; alobaawomolopartners@gmail.com; website: www.alobaawomolo.org

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zicix Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated financial statements of Zicix Corporation (the “Company”) and its wholly owned subsidiary, which comprise the consolidated balance sheets as of March 31, 2026 and March 31, 2025, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Zicix Corporation and its subsidiary as of March 31, 2026 and March 31, 2025, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring losses from operations, had no cash and cash equivalents, had a working capital deficit of $2,983,418, a stockholders’ deficit of $2,619,762 and an accumulated deficit of $5,702,252 as of March 31, 2026, and certain of its convertible debts have matured and remain unpaid. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter our opinion on the financial statements, taken as a whole, and we are not providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. The critical audit matters are described below.

Valuation of convertible debts and convertible promissory note

As described in Notes 2, 9 and 10, the Company’s convertible debts and convertible promissory note ($1,208,822 at March 31, 2026) are measured at fair value, with a gain of $567,656 recognised in the year. We identified this as a critical audit matter because the valuation depends on management’s assumptions about inputs that cannot be observed in a market. Our procedures included comparing the key terms used to the underlying agreements, confirming principal balances with the holders, and recalculating the fair value change recorded.

Revenue recognition

As described in Note 2, the Company recognized revenue of $730,563 from two customers during the year, of which $430,027 was subsequently written off as uncollectible. We identified this as a critical audit matter because the revenue arose from new arrangements with few customers, and judgment was required in assessing whether collection was expected when the revenue was recognized. Our procedures included agreeing the revenue to customer invoices and agreements, checking evidence of delivery and checking invoices where applicable.

Aloba, Awomolo & Partners – PCAOB ID #7275

We have served as the Company’s auditor since 2025.

Ibadan, Nigeria

October 15, 2026

ZICIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	March 31, 2026	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$–	$89,980
Inventories	–	72,914
Rental deposit	89,187	89,871
Amount due from a related party	411,430	484,505
Prepayments and other current assets	6,869	59,934
Total current assets	507,486	797,204

Non-current assets:
Plant and equipment, net	80,019	101,218
Right-of-use assets, net	268,117	472,803
Total non-current assets	348,136	574,021

TOTAL ASSETS	$855,622	$1,371,225

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$406,502	$–
Accrued liabilities and other payables	967,748	265,425
Accrued liabilities and other payables, related party	277,722	–
Amount due to a shareholder	238,286	313,903
Current portion of bonds payable	73,708	231,210
Current portion of convertible debts	1,040,734	483,107
Current portion of operating lease liabilities	228,929	226,762
Total current liabilities	3,233,629	1,520,407

Non-current liabilities:
Convertible promissory note payable	168,088	252,242
Bonds payable, net of current portion	18,427	84,004
Convertible debts, net of current portion	–	899,305
Operating Lease liabilities, net of current portion	55,240	286,349
Total non-current liabilities	241,755	1,521,900
TOTAL LIABILITIES	3,475,384	3,042,307

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.00001, 400,000,000 and 100,000,000 shares authorized as of March 31, 2026 and 2025, respectively, 0 and 10,000 shares issued and outstanding as of March 31, 2026 and 2025, respectively	–	–
Common stock, par value $0.00001, 27,600,000,000 and 14,000,000,000 shares authorized as of March 31, 2026 and 2025, respectively, 12,715,111 and 1,248,969 shares issued and outstanding as of March 31, 2026 and 2025, respectively	128	13
Shares to be issued, par value $0.00001, 0 and 1,380,000 shares to be issued as of March 31, 2026 and 2025, respectively	–	14
Additional paid-in capital	3,076,761	2,646,862
Accumulated other comprehensive income (loss)	5,601	(3,898)
Accumulated deficit	(5,702,252)	(4,314,073)
Stockholders’ deficit	(2,619,762)	(1,671,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$855,622	$1,371,225

See accompanying notes to consolidated financial statements.

ZICIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years Ended March 31,
	2026	2025
Revenues, net	$730,563	$70,068

Cost of revenues	(480,461)	(15,170)

Gross profit	250,102	54,898

Operating expenses:
Impairment loss on accounts receivable	(430,027)	–
General and administrative expenses	(1,326,751)	(864,406)
Total operating expenses	(1,756,778)	(864,406)

Loss from operations	(1,506,676)	(809,508)

Other incomes (expenses):
Interest income	–	133
Interest expenses on bonds payable, convertible debts and promissory note	(423,902)	(265,144)
Interest on lease liabilities	(38,063)	(14,678)
Impairment loss on goodwill	–	(1,376,083)
Change in fair value of convertible debts and promissory note	567,656	(53,814)
Sundry income	12,806	71,910
Total other incomes (expenses), net	118,497	(1,637,676)

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(1,388,179)	(2,447,184)

Income tax expense	–	–

LOSS FROM CONTINUING OPERATIONS	(1,388,179)	(2,447,184)

Discontinued operations:
Net loss from discontinued operations, net of tax	–	(847,234)

NET LOSS	(1,388,179)	(3,294,418)

Other comprehensive (loss) income:
Foreign currency adjustment gain (loss)	9,499	(3,898)
Comprehensive loss	$(1,378,680)	$(3,298,316)

Basic and diluted loss per share from:
Continuing operations	$(0.19)	$(2.83)
Discontinued operations	$–	$(0.98)
Net loss per share	$(0.19)	$(3.81)

Weighted average common shares outstanding:
Basic	6,982,610	864,896
Diluted	6,982,610	864,896

See accompanying notes to consolidated financial statements.

ZICIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series A Preferred stock		Common stock		Share to be issued		Additional	Accumulated other		Total stockholders’
	No. of		No. of		No. of		paid-in	comprehensive	Accumulated	equity
	shares	Amount	shares	Amount	shares	Amount	capital	Income (loss)	deficit	(deficit)
Balance as of April 1, 2024#	10,000	$–	91,602	$1	–	$–	$1,553,049	$–	$(1,019,655)	$533,395

Conversion of debts to common stock	–	–	1,162,367	12	–	–	313,827	–	–	313,839
Cancellation of shares	–	–	(5,000)	–	–	–	–	–	–	–
Common stock issued for private placement	–	–	–	–	1,380,000	14	779,986	–	–	780,000
Foreign currency translation adjustments	–	–	–	–	–	–	–	(3,898)	–	(3,898)
Net loss	–	–	–	–	–	–	–	–	(3,294,418)	(3,294,418)

Balance as of March 31, 2025	10,000	$–	1,248,969	$13	1,380,000	$14	$2,646,862	$(3,898)	$(4,314,073)	$(1,671,082)

Balance as of April 1, 2025	10,000	$–	1,248,969	$13	1,380,000	$14	$2,646,862	$(3,898)	$(4,314,073)	$(1,671,082)

Common stock issued for private placement	–	–	86,000	1	–	–	429,999	–	–	430,000
Common stock issued for private placement	–	–	1,380,000	14	(1,380,000)	(14)	–	–	–	–
Fractional shares from reverse split	–	–	142	–	–	–	–	–	–	–
Exercise of stock conversion	(10,000)	–	10,000,000	100	–	–	(100)	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	–	–	9,499	–	9,499
Net loss	–	–	–	–	–	–	–	–	(1,388,179)	(1,388,179)

Balance as of March 31, 2026	–	$–	12,715,111	$128	–	$–	$3,076,761	$5,601	$(5,702,252)	$(2,619,762)

#	The share amounts are presented on a retroactive basis, giving effect to 1-for-10,000 reverse split (see Note 1).

See accompanying notes to consolidated financial statements.

ZICIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Year ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,388,179)	$(3,294,418)
Less: loss from discontinued operations	–	(847,234)
Loss from continuing operations	(1,388,179)	(2,447,184)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of plant and equipment	25,491	17,242
Amortization of right-of-use assets	201,760	101,141
Amortization of debt discount (non-cash)	278,802	155,015
Fair value change of convertible debts and promissory note	(567,656)	53,814
Impairment loss on goodwill	–	1,376,083
Interest expenses on lease liabilities	38,063	14,678
Change in operating assets and liabilities:
Inventories	72,914	(72,914)
Prepayments and other current assets	53,065	53,743
Rental deposit	–	(89,871)
Accounts payable	406,502	–
Accrued liabilities and other payables	980,045	389,870
Operating lease liabilities	(263,468)	(75,581)
Net cash used in operating activities – continuing operations	(162,661)	(523,964)
Net cash used in operating activities – discontinued operations	–	(313,839)
Net cash used in operating activities	(162,661)	(837,803)

Cash flows from investing activities:
Purchase of plant and equipment	–	(15,953)
Net cash used in investing activities – continuing operations	–	(15,953)
Net cash provided by investing activities – discontinued operations	–	31,490
Net cash provided by investing activities	–	15,537

Cash flows from financing activities:
Proceeds from convertible promissory note	–	200,000
Subscription proceeds from private placement	430,000	780,000
Repayment of bonds payable and convertible debts	(332,916)	(121,584)
(Repayment to) advance from a shareholder	(75,617)	87,215
Advance from (repayment to) a related party	73,075	(29,125)
Net cash provided by financing activities – continuing operations	94,542	916,506
Net cash provided by financing activities – discontinued operations	–	–
Net cash provided by financing activities	94,542	916,506

Foreign currency translation adjustments	(21,861)	(4,260)

Net change in cash and cash equivalents	(89,980)	89,980

BEGINNING OF YEAR	89,980	–

END OF YEAR	$–	$89,980

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$89,495	$97,472

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debts to common stock	$–	$313,839

See accompanying notes to consolidated financial statements.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

Currently, the Company is principally engaged in the provision of trading of LED carriage boxes, air cargo pallets and components. ASN, with its headquarters in Dubai, is dedicated to delivering a powerful Global Storage Network Platform, enabling businesses to optimize their logistics processes through a single platform, offering a variety of services, including Air Cargo, International Warehouse and Storage Box. By leveraging its extensive network in Asia, Europe, and partners in the Middle East, it provides end-to-end solutions that empower its clients to achieve their global expansion objectives.

On April 1, 2025, the Company approved a change in the Company’s fiscal year end from December 31 to March 31, retrospectively effective for the fiscal year beginning April 1, 2023.

In April and May 2025, the Company entered into subscription agreements with an individual for 86,000 shares of its common stock, at the price of $5 per share, with the aggregate gross proceeds of $430,000.

On October 8, 2025, the Company received the approval for a reverse split of its common shares at a ratio of 1-for-10,000. Upon the completion of the reverse split, the total number of issued and outstanding common shares was reduced by a corresponding proportion from 27,149,688,394 to 2,714,969, with 142 fractional shares.

Description of subsidiaries incorporated and controlled by the Company:

Name	Background		Ownership

Aisling Network Group Limited (“ANGL”)	•	British Virgin Islands (“BVI”) company	100% owned
	•	Incorporated on September 23, 2025	by the Company
	•	Issued and outstanding 50,000 ordinary shares at US$1 par value
	•	Investment holding

ASN Zone One Limited (“ASN”)	•	Hong Kong company	100% owned by the
	•	Incorporated on August 11, 2014	ANGL
	•	Issued and outstanding 10,000 ordinary shares for HK$10,000
	•	Provision of trading LED carriage boxes, air cargo pallets and components

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

•	Basis of Presentation

The accompanying consolidated financial statements are prepared in the United States Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

•	Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the years presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for expected credit losses, the useful lives of plant and equipment, impairment of long-lived assets, revenue recognition, inventory obsolescence, allowance for deferred tax assets, uncertain tax position, fair value of convertible debts and promissory note and income tax provision.

•	Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Foreign Currencies Translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statements of operations and other comprehensive loss.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company has operations in Hong Kong and maintains the books and record in the local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with Accounting Standards Codification (“ASC”) 830-30, Translation of Financial Statement, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income (loss) within the statements of changes in stockholder’s deficit.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the years ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Period-end HKD:US$ exchange rate	7.8387	7.7790
Annualized average HKD:US$ exchange rate	7.8126	7.7925

•	Segment Reporting

ASC 280, Segment Reporting (“ASC 280”) establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in consolidated financial statements for details on the Company’s business segments.

In accordance with Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, the Company considered whether additional disclosures were required, including significant segment expenses and measures used by the chief operating decision maker (“CODM”), Mr. Edwin Kal Ip Li (a chief executive officer of the Company). However, the CODM evaluates the Company’s performance based solely on consolidated financial results, and no additional measures or expense categories are used for internal decision-making. The CODM also reviews and utilizes function expenses (cost of revenues, and general and administrative) at the consolidated level to manage the Company's operations.

The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM, for making decisions, allocating resources and assessing performance, as the reportable segments.

The operation of coupon redemption app business in United States of America (“U.S.”) was discontinued and closed down in March 2025, in which this segment did not generate any revenue during the years ended March 31, 2026 and 2025. Based on the management’s assessment, the Company determined that it has one reportable operating segment, as defined by ASC 280. For the years ended March 31, 2026 and 2025, all of the Company’s revenues and assets are generated in Hong Kong. Therefore, no geographical segments are presented.

•	Accounts receivable

Accounts receivable are recorded at the gross billing amounts due from customers, less an allowance for expected credit losses. The Company regularly assesses the expected credit losses for accounts receivable based on assessments of the recoverability of the accounts receivable. Impairments arise when there is objective evidence indicating that the balances may not be collectible. The identification of bad and doubtful debts, in particular of a loss event, requires the use of judgment and estimates, which involve the estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The allowance for expected credit losses is recorded against accounts receivables balances, with a corresponding charge recorded in the statements of operations. Delinquent account balances are written off against the allowance for expected credit losses after management has determined that the likelihood of collection is not probable.

As of March 31, 2026, an allowance for expected credit losses of $430,027 was recorded, as the Company considers the outstanding accounts receivable not collectible in the foreseeable future.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Revenue Recognition

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

Cloud Consulting Service

Revenues from cloud consulting services are recognized over time (typically, on a monthly basis) as service is provided over the service period.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers, disaggregated by revenue source, for the years ended March 31, 2026 and 2025:

		For the Years ended March 31,
Type of revenue sources	Time of recognition	2026	2025

Product sales	At a point in time	$300,536	$70,068
Cloud consulting services	Over time	430,027	–
		$730,563	$70,068

•	Leases

The Company adopts the ASU No. 2016-02, Leases (Topic 842) for all years presented. This standard requires lessees to recognize lease assets (“right-of-use”) and related lease obligations (“lease liabilities”) on the consolidated balance sheet for leases with terms in excess of twelve months. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

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

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

All of the Company’s real estate leases are classified as operating leases and there was no lease with a duration of twelve months or less.

•	Income Taxes

Income taxes are determined in accordance with the provisions of ASC 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the years ended March 31, 2026 and 2025, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2026 and 2025, the Company did not have any significant unrecognized uncertain tax positions.

The Company is subject to tax in local US and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the relevant tax authorities.

•	Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful life
Furniture and equipment	5 years
Leasehold improvements	5 years

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterment which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized as other income or expense in the consolidated statements of operations.

•	Impairment of Long-lived Assets

In accordance with the provisions of ASC 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Convertible Debts and Promissory Note

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

•	Net Loss Per Share

The Company calculates net loss per share in accordance with ASC 260, Earnings per Share. Basic loss per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive loss as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss, as presented in the accompanying statements of changes in stockholders’ (deficit) equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Related Parties

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

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Commitments and Contingencies

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

•	Fair Value of Measurement

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, inventories, rental deposit, amount due from a related party, prepayments and other current assets, accounts payable, accrued liabilities and other payables, amount due to a shareholder approximate their fair values because of the short maturity of these instruments except for bonds payable, convertible debts and convertible promissory note (measured at Level 3, see Notes 8, 9 and 10).

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Recent Accounting Pronouncements

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies the applicability, form and content, and interim disclosure requirements in ASC Topic 270 and enhances navigability of the interim reporting guidance. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and after December 15, 2028, for entities other than public business entities. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which updates the FASB Accounting Standards Codification to clarify, correct errors, and improve the overall usability of GAAP. The improvements consist of narrow-scope amendments, technical corrections, clarification of existing guidance, and updates to clarify the appropriate scope and application of certain disclosure requirements. ASU 2025-12 is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3.       GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.

For the year ended March 31, 2026, the Company incurred an operating loss of $1,388,179 and reported a working capital deficit of $2,726,143 and accumulated deficit of $5,702,252. Since March 2026, the Company has experienced temporary cessation of Dubai business operations due to its inability to execute the scheduled product shipments to its regional distribution hub in Dubai, resulting from regional supply chain and transit disruptions caused by U.S.-Iraq conflict. As of March 31, 2026, the Company’s bank accounts had been suspended, resulting in no cash balances, also certain convertible debts totaling approximately $326,700 (principal and unpaid interest) were in default. The Company has funded its operations and capital expenditure primarily through financial support from its stockholders. The continuation of the Company as a going concern is dependent upon improving profitability, securing continued financial support from its stockholders or raising additional capital through external fund-raising, such as, private placements. Management believes the existing stockholders will provide additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

Management is actively negotiating with holders of convertible debts and note totaling approximately $947,000 (principal and unpaid interest) to restructure or extend repayment terms. These negotiations include discussions on potential debt-to-equity conversions, revised maturity schedules, and partial settlements to alleviate immediate liquidity pressure. While some binding agreements have been finalized as of the issue date of these consolidated financial statements, management believes that constructive progress has been made and that creditors are receptive to restructuring proposals.

These raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

4.       AMOUNT DUE FROM A RELATED PARTY

As of March 31, 2026 and 2025, the amount represented temporary non-trade advances to a related party, Mr. Lo Yiu Kwok, the director of the Company’s subsidiary, which was unsecured and interest-free. The balance was $411,430 and $484,505 as of March 31, 2026 and 2025, respectively. The balance is expected to be settled by December 31, 2026 or earlier.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5.       LEASES

The Company entered into commercial operating leases with a third party for the use of office in Hong Kong. This lease has original term of 3 years. This operating lease is included in “Right-of-use Assets” on the consolidated balance sheets and represent the Company’s right to use the underlying assets during the lease term. The Company’s obligation to make lease payments are included in “Operating Lease liabilities” on the consolidated balance sheets.

Supplemental balance sheet information related to operating leases was as follows:

	As of
	March 31, 2026	March 31, 2025
Operating lease:
Right-of-use assets, net	$268,117	$472,803

Lease liabilities:
Current lease liabilities	$228,929	$226,762
Non-current lease liabilities	55,240	286,349

	$284,169	$513,111

Operating lease expense for the years ended March 31, 2026 and 2025 was $201,760 and $101,141, respectively.

Other supplemental information about the Company’s operating lease, as of:

	March 31, 2026	March 31, 2025
Weighted average discount rate	8%	8%
Weighted average remaining lease term	1.33	2.33

The following table summarizes the future minimum lease payments due under the Company’s operating lease in the next two years, as of March 31, 2026:

Year ending March 31,
2027	$225,405
2028	75,135
Total minimum operating lease liabilities payment	300,540
Less: imputed interest	(16,371)
Future minimum lease liabilities	$284,169

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

-	LED-box Business	Provision of LED carriage boxes, air cargo pallets and components in Hong Kong

-	App Development*	Development and launch of a coupon redemption app for customers to download on smartphones and other devices in U.S. (this segment closed down in March 2025)

Based on the management’s assessment, the Company determined that it has one reportable operating segment, as defined by ASC 280 for the year ended March 31, 2026.

	LED-box Business		App Development *		Total
	Year Ended March 31,
	2026	2025	2026	2025	2026	2025
	US$	US$	US$	US$	US$	US$

Revenues	730,563	70,068	–	–	730,563	70,068

Cost of revenue	(480,461)	(15,170)	–	–	(480,461)	(15,170)

Gross profit	250,102	54,898	–	–	250,102	54,898

Total operating expenses	(1,756,778)	(864,406)	–	–	(1,756,778)	(864,406)

Loss from operations	(1,506,676)	(809,508)	–	–	(1,506,676)	(809,508)

Total other incomes (expenses), net	118,497	(1,637,676)	–	–	118,497	(1,637,676)

Loss from operations before income taxes	(1,388,179)	(2,447,184)	–	–	(1,388,179)	(2,447,184)
Income tax expense	–	–	–	–	–	–
Segment loss	(1,388,179)	(2,447,184)	–	–	(1,388,179)	(2,447,184)

*	this business segment was presented as discontinued operations

For the years ended March 31, 2026 and 2025, all of the Company’s revenue and assets are locally generated and held in Hong Kong. Therefore, no geographical segments are presented.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.       AMOUNT DUE TO A SHAREHOLDER

As of March 31, 2026 and 2025, the amount represented temporary advances made by a shareholder, Cosmos Links International Holding Ltd to the Company for capital expenditure and working capital purpose, which was unsecured, interest free and repayable on demand. The balance was $238,286 and $313,903 as of March 31, 2026 and 2025, respectively.

8.       BONDS PAYABLE

Bonds payable consisted of the following:

	As of
	March 31, 2026	March 31, 2025
Principal amounts of bonds payable	$92,795	$328,043
Less: unamortized discounts	(660)	(12,829)
Bonds payable, net	92,135	315,214

Representing:
Current portion	73,708	231,210
Non-current portion	18,427	84,004
	$92,135	$315,214

These bonds were issued by the Company’s subsidiary, ASN to certain third parties of an aggregate principal amount of $331,688 (HK$2,600,000) under the bond agreements, which carried interest at a rate of 8% per annum.

Bond A: Both annual interest and the principal amount became monthly payable after the seventh month of the bond agreements up to maturity date.

Bond B : Both annual interest and the full principal amount became payable in its entirety at the maturity date.

The debt discounts are amortized into interest expense using the effective interest method over the terms of the bonds. Interest expense in relation to bonds payable for the years ended March 31, 2026, and 2025 were $46,374 and $39,879, respectively.

9.       CONVERTIBLE DEBTS

In May, October and November 2022 and March, May and September 2023, the Company’s subsidiary, ASN issued eight (8) convertible debts of $1,140,240 (HK$8,938,000) aggregate principal amount, due in three to five years (the “Debts”). The Debts bear interest at a rate of 8.0% per annum, annually payable and will mature in October 2025, November 2025, March 2026, May 2026, September 2026 and May 2027. In October 2025, The Company has settled one convertible debts of $100,000 (HK$780,000). In November 2025, Mr. Huang Hsiang-An has submitted a Conversion Notice (the “Notice”), requesting the conversion of the outstanding principal into shares of the Company’s common stock. On August 3, 2026, The Company received the Notice and agreed to issue Mr. Huang Hsiang-An 29,304 shares of its common stock at the price of $3.50 per share, equal to $102,564 (HK$800,000) to settle convertible debts payable.

As of March 31, 2026, certain convertible debts totaling $324,698 in aggregate were in default. Of this amount, $102,564 was subsequently settled through share conversions. The Company is in active negotiations with the remaining debt holders to settle the outstanding balance and the associated unpaid interest of approximately $705,000 in aggregate, as of the date of these financial statements.

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

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Interest expense of convertible debts for the years ended March 31, 2026 and 2025 were $311,858 and $198,191, respectively.

The conversion derivative, associated with these convertible debts was accounted for as a liability in accordance with ASC 815-40. The conversion derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of conversion derivative liability in the consolidated statements of operations. The convertible debts are made up of the fair value of the embedded conversion option with a fair value, totaling $1,040,734 and $1,382,412, as of March 31, 2026 and 2025, respectively.

10.       CONVERTIBLE PROMISSORY NOTE PAYABLE

In September 16, 2024, the Company issued one (1) convertible promissory note of $200,000 aggregate principal amount, due in two years (the “Note”), payable at maturity date of September 16, 2026. Subsequent to the reporting date, the Company is in active negotiations with this note holder to settle the outstanding balance and the associated unpaid interest of approximately $242,000, as of the date of these financial statements.

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

Interest expense of the Note for the years ended March 31, 2026 and 2025 were $65,670 and $27,074, respectively.

The conversion derivative, associated with this promissory note was accounted for as a liability in accordance with ASC 815-40. The conversion derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of conversion derivative liability in the consolidated statements of operations. The convertible promissory note is made up of the fair value of the embedded conversion option with a fair value, as of March 31, 2026 and 2025 of $168,088 and $252,242, respectively.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11.       STOCKHOLDERS’ DEFICIT

Authorized shares

The Company has 400,000,000 shares of Series A Preferred Stock authorized with a par value of $0.00001 per share.

The Company has 27,600,000,000 shares of Common Stock authorized with a par value of $0.00001 per share.

As of March 31, 2026 and 2025, the Company had 27,600,000,000 and 14,000,000,000 shares of common stock authorized, respectively.

Preferred stock

On October 17, 2025, the Company converted 10,000 shares of Series A Preferred Stock into 10,000,000 shares of its common stock. Each share of the Series A Preferred Stock is convertible into 1000 shares of common stock, and holders of the Series A Preferred Stock are entitled to vote together with holders of the Common Stock on all matters submitted to a vote of the Common Stock holders.

As of March 31, 2026 and 2025, the Company had 0 and 10,000 shares of Series A Preferred Stock issued and outstanding, respectively.

Common stock

On July 1,2024, the Company cancelled 5,000 shares of common stock due to the unpaid proceeds for the shares issued.

In July 2024, September 2024 and March 2025, the Company entered into subscription agreements with certain individuals under private placements, with the gross proceeds of $780,000 at the average market price of $0.5652 per share. Thereafter, the Company issued 1,380,000 shares of its common stock to these individuals in June 2025.

In April and May 2025, the Company entered into subscription agreements with an individual for 86,000 shares of its common stock, at the price of $5 per share, with the aggregate gross proceeds of $430,000.

On October 8, 2025, the Company received an approval for a reverse split of its common shares at a ratio of 1-for-10,000. Upon the effectiveness of the reverse split, the total number of issued and outstanding common shares was reduced by a corresponding proportion from 27,149,688,394 to 2,714,969. 142 fractional shares of common stock were issuable as a result of the reverse split.

As of March 31, 2026 and 2025, the Company had 12,715,111 and 1,248,969 shares of its common stock issued and outstanding, respectively.

Common stock to be issued

As of March 31, 2026 and 2025, the Company had 0 and 1,380,000 shares of common stock to be issued, respectively.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12.       NET LOSS PER SHARE

The calculation of the basic and diluted net loss per share attributable to common stockholders of the Company is based on the following data (in dollars, except share data):

	Years ended March 31,
	2026	2025
Numerator:
Net loss from continuing operations	$(1,388,179)	$(2,447,184)
Net loss from discontinued operations	–	(847,234)
Net loss attributable to common shareholders	$(1,388,179)	$(3,294,418)

Denominator:
Weighted average common shares outstanding – Basic and diluted	6,982,610	864,896

Net loss per share:
Continuing operations – Basic and diluted	$(0.19)	$(2.83)
Discontinued operations – Basic and diluted	–	(0.98)
Net loss per share – Basic and diluted	$(0.19)	$(3.81)

For the years ended March 31, 2026 and 2025, diluted weighted average ordinary shares outstanding is equal to basic weighted average ordinary shares due to the Company’s net loss position. Hence, no ordinary shares equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

13.       INCOME TAX

The provision for income taxes consisted of the following:

Years ended March 31,
	2026	2025

Current tax	$–	$–
Deferred tax	–	–

Income tax expenses	$–	$–

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company mainly operates in Hong Kong that is subject to taxes in the jurisdictions in which they operate, as follows:

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

United States

The Company is registered in the State of Nevada and is subject to the tax laws of United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the years presented. Deferred tax asset is not provided for as the tax losses may not be able to carryforward after a change in substantial ownership of the Company.

For the years ended March 31, 2026 and 2025, there were no operating incomes.

BVI

Under the current BVI law, ANGL is not subject to tax on income.

Hong Kong

ASN operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year.

As of March 31, 2026, the operations in Hong Kong incurred $2,167,849 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $357,695 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The reconciliation of income tax computed by applying the U.S. federal income tax rate of 21% to the actual income tax (expense) benefit at the Company’s effective rate is as follows:

	Year ended March 31,
	2026			2025
	Amount	Percent		Amount	Percent
Computed “expected” tax expense	291,518	21.0%		513,909	21.0%
Effect of differential tax rate – subsidiaries (Note i)	(42,704)	(3.1%	)	(45,356)	(1.9%	)
Tax credits:
Income not subject to taxes	–	0.0%		(28)	0.0%
Expenses not subject to tax deduction	16,716	1.2%		47,412	1.9%
Changes in unrecognized tax benefits	(265,530)	(19.1%	)	(515,937)	(21.1%	)
Income tax expense	–	0.0%		–	0.0%

Note :

(i)	Represents the foreign income tax rate differential when compared to U.S. statutory income tax rate for the years ended March 31, 2026 and 2025.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025

Net operating losses carryforwards	$357,695	$166,306
Less: allowance on deferred tax assets	(357,695)	(166,306)
Deferred tax assets, net	$–	$–

As of March 31, 2026 and 2025, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

The Company filed income tax returns in the United States federal tax jurisdiction and several state tax jurisdictions. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all these tax three years in which a net operating loss carryforward is available.

14.       RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for capital expenditures and working capital purpose. Those temporary advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Nature of relationships with related parties

Name of related party	Relationship with the Company
Lo Yiu Kwok	Family member of the Company’s director and director of the Company’s subsidiary
Messis Global Limited	Controlled by the Company’s director

Related party balances consisted of the following:

		As of
Name	Nature	March 31, 2026	March 31, 2025

Lo Yiu Kwok	Amount due from a related party	$411,430	$484,505
Messis Global Limited	Accrued liabilities and other payable	277,722	–
Cosmos Links International Holding Ltd	Amount due to a shareholder	$238,286	$313,903

As of March 31, 2026 and 2025, the amount due from a related party represented temporary non-trade advances to Mr. Lo Yiu Kwok, the director of the Company’s subsidiary, which was unsecured and interest-free. The balance was $411,430 and $484,505 as of March 31, 2026 and 2025, respectively. The balance is expected to be settled by December 31, 2026 or earlier.

As of March 31, 2026, the related party balance from accrued liabilities and other payable represented the accrued consulting services of $277,722 and recorded as general and administrative expense. These service agreements had an aggregate value of $990,000 for a term of six to eight months and were subsequently settled by 14,347,826 shares of common stock.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In the ordinary course of business, during the years presented, the Company has engaged with transactions, either at cost or current market price and in the normal commercial terms among related parties. The following table provides the transactions with these parties for the years, as presented (for the portion of such period that they were considered related):

		Year ended March 31,
Name of related party	Nature	2026	2025

Messis Global Limited	Business advisory costs incurred by the Company	$465,858	$39,935
Messis Global Limited	Administrative service support fees received by the Company	$44,377	$11,015

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

15.       CONCENTRATIONS OF RISKS

The Company is exposed to the following concentrations of risks:

(a)	Major customer

For the year ended March 31, 2026, the Company has two customers, who accounted for 41% and 59% of its total revenues, respectively.

For the year ended March 31, 2025, the Company has one single customer, who accounted for 100% of its total revenues.

(b)	Major vendor

For the year ended March 31, 2026, the Company has one single vendor, who accounted for 85% of its total cost of revenue.

For the year ended March 31, 2025, the Company has one single vendor, who accounted for 100% of its total cost of revenue.

(c)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. Cash equivalents are maintained with high credit quality institutions in Hong Kong, the composition and maturities of which are regularly monitored by the management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$800,000 (equal to $102,057) if the bank in Hong Kong with which an individual/a company hold its eligible deposit fails.

(d)	Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

(e)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

(f)	Geopolitical risk

The Company has planned its business expansion in Dubai and Middle East since 2026. The escalation of military conflict and political instability in the Middle East, specifically involving the United States, Iraq, and Iran, could materially and adversely affect its business, financial condition, and results of operations.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16.       COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

As of March 31, 2026 and 2025, the Company did not have any significant commitments and contingencies involved, except for the below:

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

Subsequently, the Company’s subsidiary, ASN did not meet with the minimum annual revenue of $500,000 as the performance milestone for the first year from July 26, 2024 to July 25, 2025 and second year from July 26, 2025 to July 25, 2026 under the Performance Period, therefore no earnout shares were issued accordingly.

17.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2026, up through the date the Company issued the consolidated financial statements.

On August 3, 2026, the Company received the Notice and agreed to issue Mr. Huang Hsiang-An 29,304 shares of its common stock at the price of $3.50 per share, equal to $102,564 to settle convertible debts payable on August 11, 2026.

On September 11, 2026, the Company approved to issue 8,695,652 and 5,652,174 shares of its common stock to settle the services rendered by a related party, with the service costs totaling $990,000 over the terms of six to eight months.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were not effective as of March 31, 2026.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report On Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2026.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered certified public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information.

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

As of the date of this report, the Company has not yet adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the issuer’s securities by directors, officers and employees, or the issuer itself. The issuer recently acquired a new operating business and hopes to adopt such a policy as its business stabilizes.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Position
Edwin Kai Ip Li	64	Chief Executive Officer, Director
LO Wai Lin	53	Chief Financial Officer, Secretary and Director

Edwin Kai Ip Li, age 64, was appointed to serve as our Chief Executive Officer and a director of the Company on February 6, 2025. Mr. Li has also served as the Managing Partner of World Capital Connections, LLC, a capital markets consulting firm, since May 2014, and a director of Friendland Global Capital, a global investment fund company, since July 2012. Mr. Li received his diploma in Hospitality Administration from Haking Wong Technical Institute in Hong Kong in 1980. Mr. Li brings to our board his deep experience in business development in the capital markets industry.

LO Wai Lin, aged 53, was appointed to serve as our Chief Financial Officer, Secretary and Director on June 15, 2024. Ms. Lo has served as a senior executive at Kenny Lam Solicitors since September 2023. From May 2012 to August 2023, Ms. Lo was a senior executive at Lam Pui King & Company Solicitors. Ms. Lo graduated from Tung Wah Group of Hospitals Mrs. Fung Wong Fung Ting College in 1989. Ms. Lo brings to our board her deep expertise in strategic leadership, organizational transformation, and driving innovation in cross-functional teams.

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. We hope to attract a director who qualifies as an “audit committee financial expert” as our business operations mature.

Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer principal accounting officer or controller in light of our Company’s current stage of development. We expect to adopt a code of ethics in the near future.

ITEM 11. Executive Compensation.

Compensation Philosophy and Objectives

Our executive compensation philosophy is to create a long-term direct relationship between pay and our performance. Our executive compensation program is designed to provide a balanced total compensation package over the executive’s career with us. The compensation program objectives are to attract, motivate and retain the qualified executives that help ensure our future success, to provide incentives for increasing our profits by awarding executives when corporate goals are achieved and to align the interests of executives and long-term stockholders. The compensation package of our named executive officers consists of two main elements:

1.	base salary for our executives that is competitive relative to the market, and that reflects individual performance, retention and other relevant considerations; and

2.	discretionary bonus awards payable in cash and tied to the satisfaction of corporate objectives.

Process for Setting Executive Compensation

Until such time as we establish a Compensation Committee, our Board is responsible for developing and overseeing the implementation of our philosophy with respect to the compensation of executives and for monitoring the implementation and results of the compensation philosophy to ensure compensation remains competitive, creates proper incentives to enhance stockholder value and rewards superior performance. We expect to annually review and approve for each named executive officer, and particularly with regard to the Chief Executive Officer, all components of the executive’s compensation. We process and factors (including individual and corporate performance measures and actual performance versus such measures) used by the Chief Executive Officer to recommend such awards. Additionally, we expect to review and approve the base salary, equity-incentive awards (if any) and any other special or supplemental benefits of the named executive officers.

The Chief Executive Officer periodically provides the Board with an evaluation of each named executive officer’s performance, based on the individual performance goals and objectives developed by the Chief Executive Officer at the beginning of the year, as well as other factors. The Board provides an evaluation for the Chief Executive Officer. These evaluations serve as the bases for bonus recommendations and changes in the compensation arrangements of our named executives.

Our Compensation Peer Group

We currently engage in informal market analysis in evaluating our executive compensation arrangements. As the Company and its businesses mature, we may retain compensation consultants that will assist us in developing a formal benchmark and selecting a compensation peer group of companies similar to us in size or business for the purpose of comparing executive compensation levels.

Program Components

Our executive compensation program consists of the following elements:

Base Salary

Our base salary structure is designed to encourage internal growth, attract and retain new talent, and reward strong leadership that will sustain our growth and profitability. The base salary for each named executive officer reflects our past and current operating profits, the named executive officer’s individual contribution to our success throughout his career, internal pay equity and informal market data regarding comparable positions within similarly situated companies. In determining and setting base salary, the Board considers all of these factors, though it does not assign specific weights to any factor. The Board generally reviews the base salary for each named executive officer on an annual basis. For each of our named executive officers, we review base salary data internally obtained by the Company for comparable executive positions in similarly situated companies to ensure that the base salary rate for each executive is competitive relative to the market.

Discretionary Bonus

The objectives of our bonus awards are to encourage and reward our employees, including the named executive officers, who contribute to and participate in our success by their ability, industry, leadership, loyalty or exceptional service and to recruit additional executives who will contribute to that success.

Summary Compensation Table.

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended March 31, 2026 and 2025, to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on March 31, 2026, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on March 31, 2026.

SUMMARY COMPENSATION TABLE.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Edwin Kai Ip Li	2026	–	–	–	–	–	–	–	$–
Edwin Kai Ip Li	2025	–	–	–	–	–	–	–	$–
Chief Executive Officer and Director (1)	2025	–	–	–	–	–	–	–	$–
LO Wai Lin	2026	38,489	–	–	–	–	–	–	$38,489
LO Wai Lin	2025	29,484	–	–	–	–	–	–	$29,484
Chief Financial Officer, Secretary and Director (2)	2025	–	–	–	–	–	–	–	$–

________________________

(1)	Mr. Li joined us as our Chief Executive Officer and Director on February 6, 2025.
(2)	Mr. Lo joined us as our Chief Financial Officer and Director on June 15, 2024. He was appointed to serve as our Secretary on December 22, 2025.

Narrative disclosure to Summary Compensation.

Except as set forth above, our officers did not receive compensation for their services. Mr. Lo received cash compensation of $38,489 and $29,484 during the years ended March 31, 2026, and 2025, for his services as an officer of the Company. The officers are not parties to written compensation agreements. Future compensation terms will be mutually determined once the company achieves sufficient income.

Other than set out above and below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We expect to establish one or more incentive compensation plans in the future. Our directors and executive officers may receive securities of the Company as incentive compensation at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Equity Awards

There are no unvested options, warrants or convertible securities outstanding.

At no time during the last fiscal year with respect to any of any of our executive officers was there:

•	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;
•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Equity Award Timing Policies and Practices

We do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information for the purpose of affecting the value of executive compensation. In the event material nonpublic information becomes known to the Board of Directors or Compensation Committee before granting an equity award, the Board of Directors or Compensation Committee will consider such information and use its business judgment to determine whether to delay the grant of equity to avoid any appearance of impropriety.

Currently, stock options or similar option-like instruments are not a component of our executive compensation program. Accordingly, during fiscal year 2026, we did not grant stock options or similar option-like instruments to our named executive officers during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information. We further have not granted grant stock options or similar option-like instruments to our service providers.

Compensation of Directors

None of our directors received any compensation for their service as a director for the year ended March 31, 2026. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. All directors have agreed to defer remuneration until the company generates revenue. Future compensation terms will be determined and disclosed once the company achieves sufficient income. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Risk Management

Our Board of directors and human resources staff conducted an assessment of potential risks that may arise from our compensation programs. Based on this assessment, we concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company. The assessment included our cash incentive programs, which awards non-executives with cash bonuses for punctuality. Our compensation programs are substantially identical among business units, corporate functions and global locations (with modifications to comply with local regulations as appropriate). The risk-mitigating factors considered in this assessment included:

•	the alignment of pay philosophy, peer group companies and compensation amounts relative to local competitive practices to support our business objectives; and

•	effective balance of cash, short- and long-term performance periods, caps on performance-based award schedules and financial metrics with individual factors and Board and management discretion.

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended March 31, 2026, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended March 31, 2026. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Edwin Kai Ip Li

LO Wai Lin

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of July __, 2026, for: (i) each of our named executive officers; (ii) each of our directors; (iii) all of our current executive officers and directors as a group; and (iv) each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: : c/o Zicix Corporation, 1901, The World Trade Centre, 280 Gloucester Road, Causeway Bay, Hong Kong, China.

	Common Stock Beneficially Owned		Series A Preferred Stock Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series A Preferred Equity (1)
Edwin Kai Ip Li	–	–	–	–
LO Wai Lin (2)	10,557,936	83.03%	–	–
All executive officers and directors as a Group (3 persons)	10,557,936	83.03%	–	–

5% or Greater Stockholders:
Tseng Chien Yu	652,307	5.13%
Total 5% or Greater Shareholders	652,307	5.13%

________________

(1)	Applicable percentage ownership is based on 12,715,111 shares of common stock outstanding as of October 1, 2026, together with securities exercisable or convertible into shares of common stock within 60 days of October 1, 2026. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days October 1, 2026, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	LO Wai Lin, our Chief Financial Officer and Director, owns 10,557,936 shares of our common stock. On October 17, 2025, she converted her 10,000 shares of our Series A Preferred Stock into 10 million shares of common stock. Each share of Series A Preferred Stock has the voting rights, powers, preferences and privileges more fully described in the section entitled “Description of Registrant’s Securities to be Registered.”

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended March 31, 2026, and March 31, 2025, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year-end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

As of March 31, 2026 and 2025, the amount due from a related party represented temporary non-trade advances to Mr. Lo Yiu Kwok, the director of the Company’s subsidiary, which was unsecured and interest-free. The balance was $411,430 and $484,505 as of March 31, 2026 and 2025, respectively. The balance is expected to be settled by December 31, 2026 or earlier.

As of March 31, 2026 and 2025, the amount represented temporary advances made by a shareholder, Cosmos Links International Holding Ltd to the Company for capital expenditure and working capital purpose, which was unsecured, interest free and repayable on demand. The balance was $238,286 and $313,903 as of March 31, 2026 and 2025, respectively.

From time to time, the directors of the Company advanced funds to the Company for capital expenditures and working capital purpose. Those temporary advances are unsecured, non-interest bearing and have no fixed terms of repayment.

The Company acquired 100% equity interest in ASN from Lo Yiu Kwok at the cash consideration of $5,000 during the year ended March 31, 2025, at its fair value.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the periods or years presented.

We have not adopted policies or procedures for approval of related person transactions but review them on a case-by-case basis. We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Though not a listed company, we intend to adhere to the corporate governance standards adopted by NASDAQ. NASDAQ rules require our Board to make an affirmative determination as to the independence of each director. Consistent with these rules, our Board conducted its annual review of director independence. During the review, our Board considered relationships and transactions since incorporation between each director or any member of her immediate family, on the one hand, and us and our subsidiaries and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board determined that none of the current members of our Board are independent directors under the criteria established by NASDAQ and by our Board.

ITEM 14. Principal AccountING Fees And Services.

Aloba, Awomolo & Partners audited our financial statements for the fiscal years ended March 31, 2026, and 2025.

All audit work was performed by the full time employees of Aloba, Awomolo & Partners for the fiscal years ended March 31, 2026, and 2025. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by Aloba, Awomolo & Partners, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

The following table sets forth fees billed by our auditor during the last two fiscal years for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	March 31, 2026	March 31, 2025

Audit fees	$18,000	$40,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$18,000	$40,000

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities*
10.1	Stock Purchase Agreement dated June 7, 2024, by and between The William A. Petty Living Trust and Lo Wai Lin (1)
10.2	Stock Purchase Agreement dated July 25, 2024, by and between Zicix Corporation, a Nevada corporation, Lo Yiu Kwok (“Seller”) and ASN Zone One Limited, a Hong Kong private limited company (1)
10.3	Framework Agreement for Regional Market Cooperation in the Middle East, Africa and Asia, dated November 7, 2024, between ASN Zone One Limited and Shenzhen Qianhai Hengyunlian Technology Co., Ltd. (1)
10.4	Tenancy Agreement, dated October 8, 2024, by and between Market Century Global Limited and ASN Zone One Limited (1)
10.5	Convertible Promissory Note dated September 16, 2024, in the Principal Amount of $200,000 in favor of Chen Rui Teng (2)
21	Subsidiaries *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Image File (included due to SEC filing issue on October 15, 2026)*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

 _____________________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 14, 2025.
(2)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 20, 2026.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZICIX CORPORATION

Date: October 15, 2026	By:	/s/ Edwin Li
Name: Edwin Li
Title: Chief Executive Officer

64