Form 10-Q
period 2026-06-30
Zicix Corp
filed 2026-10-15
CIK 1465311

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of October 12, 2026, the Company had outstanding 27,092,241 shares of common stock.

ZICIX CORPORATION

QUARTERLY REPORT

FOR THE QUARTER ENDED June 30, 2026

INTRODUCTORY COMMENTS

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiary based in Hong Kong. Our investors hold shares of common stock in Zicix Corporation, the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Our ability to obtain contributions from our subsidiary are significantly affected by regulations promulgated by Hong Kong authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong” set forth in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 15, 2026 (the “Annual Report”).

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

There may be prominent risks associated with our operations being in Hong Kong. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the soon to be effective Data Security Law, may target the Company’s corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement, The business of our subsidiary is not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations.. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong” set forth in the Annual Report.

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. The Consolidated Appropriations Act, 2023 amended the HFCAA and reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. Our auditor is based in Kuala Lumpur, Malaysia and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer’s public accounting firm within three years. This three-year period was shortened to two years upon the enactment of the Consolidated Appropriations Act, 2023. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in the Annual Report.

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong as summarized below and in “Risk Factors — Risks Relating to Doing Business in Hong Kong.” set forth in the Annual Report.

•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth in the Annual Report.

•	We are a holding company with operations conducted through our wholly owned subsidiary based in Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors- Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited. set forth in the Annual Report.

•	There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” and “Transfers of Cash to and from our Subsidiary” set forth in the Annual Report.

•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiary in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see ’Risk Factors- PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth in the Annual Report.

•	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little to no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiary or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors- We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.” and “The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Annual Report.

•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors- The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Annual Report.

•	Under the Enterprise Income Tax Law of the PRC (“EIT Law”), we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Annual Report.

•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.

•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors- Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth in the Annual Report.

•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors- We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth in the Annual Report.

•	We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors- It may be difficult for stockholders to enforce any judgment obtained in the United States against us, our officers or directors, which may limit the remedies otherwise available to our stockholders.” set forth in the Annual Report.

•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Annual Report.

References in this Quarterly Report to the “Company,” “ZICX,” “we,” “us” and “our” refer to ZICIX Corporation, a Nevada company and its subsidiary on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

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

ZICIX Corporation is permitted under the Nevada laws to provide funding to our subsidiary in Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiary is also permitted under the laws of Hong Kong to provide funding to ZICIX Corporation through dividend distribution without restrictions on the amount of the funds. As of the date of this Quarterly Report, there has been no dividends or distributions among the holding company or the subsidiary nor do we expect such dividends or distributions to occur in the foreseeable future among the holding company and its subsidiary.

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

Current PRC regulations permit PRC subsidiaries to pay dividends to Hong Kong subsidiaries only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, subsidiaries in China are required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. As of the date of this this Quarterly Report, we do not have any PRC subsidiaries.

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

In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong subsidiary to ZICIX Corporation. If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to Hong Kong subsidiaries will be subject to PRC taxes, including business taxes and VAT. As of the date of this Quarterly Report, we do not have any PRC subsidiaries and our Hong Kong subsidiary has not made any transfers, dividends or distributions nor do we expect to make such transfers, dividends or distributions in the foreseeable future.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this Quarterly Report, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Annual Report.

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ZICIX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	June 30, 2026	March 31, 2026
ASSETS	(Unaudited)
Current assets:
Rental deposit	$89,237	$89,187
Amount due from a related party	402,569	411,430
Prepayments and other current assets	6,873	6,869
Total current assets	498,679	507,486

Non-current assets:
Plant and equipment, net	–	80,019
Right-of-use assets, net	217,867	268,117
Total non-current assets	217,867	348,136

TOTAL ASSETS	$716,546	$855,622

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$406,731	$406,502
Accrued liabilities and other payables	708,358	967,748
Accrued liabilities and other payables, related party	697,878	277,722
Amount due to a shareholder	238,421	238,286
Current portion of bonds payable	92,187	73,708
Current portion of convertible debts	1,041,318	1,040,734
Current portion of lease liabilities	214,622	228,929
Convertible promissory note payable	183,138	–
Total current liabilities	3,582,653	3,233,629

Non-current liabilities:
Convertible promissory note payable	–	168,088
Bonds payable, net of current portion	–	18,427
Lease liabilities, net of current portion	18,670	55,240
Total non-current liabilities	18,670	241,755
TOTAL LIABILITIES	3,601,323	3,475,384

Commitments and contingencies		–

STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.00001, 400,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	–	–
Common stock, par value $0.00001, 27,600,000,000 shares authorized, 12,715,111 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	128	128
Shares to be issued, par value $0.00001, 29,304 and 0 shares to be issued as of June 30, 2026 and March 31, 2026, respectively	57	–
Additional paid-in capital	3,466,704	3,076,761
Accumulated other comprehensive income	4,203	5,601
Accumulated deficit	(6,355,869)	(5,702,252)
Stockholders’ deficit	(2,884,777)	(2,619,762)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$716,546	$855,622

See accompanying notes to condensed consolidated financial statements.

ZICIX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Three Months ended June 30,
	2026	2025
Revenues, net	$–	$300,869

Cost of revenues	–	(5,601)

Gross profit	–	295,268

Operating expenses:
General and administrative expenses	(522,109)	(273,987)
Total operating expenses	(522,109)	(273,987)

(Loss) income from operations	(522,109)	21,281

Other income (expense):
Interest expenses on bonds payable, convertible debts and promissory note	(46,183)	(109,266)
Interest on lease liabilities	(5,342)	(9,295)
Written-off of plant and equipment	(79,983)	–
Change in fair value of convertible debts and promissory note	–	(103,137)
Sundry income	–	10,835
Total other expenses, net	(131,508)	(210,863)

LOSS BEFORE INCOME TAXES	(653,617)	(189,582)

Income tax expense	–	–
NET LOSS	(653,617)	(189,582)

Other comprehensive loss:
Foreign currency adjustment loss	(1,398)	(11,470)
Comprehensive loss	$(655,015)	$(201,052)

Basic and diluted loss per share:
Basic	$(0.05)	$(0.14)
Diluted	$(0.05)	$(0.14)

Weighted average common shares outstanding:
Basic	12,715,111	1,361,429
Diluted	12,715,111	1,361,429

See accompanying notes to condensed consolidated financial statements.

ZICIX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

								Accumulated
	Series A Preferred stock		Common stock		Share to be issued		Additional	other		Total
	No. of		No. of		No. of		paid-in	comprehensive	Accumulated	stockholders’
	shares	Amount	shares	Amount	shares	Amount	capital	Income (loss)	deficit	deficit
Balance as of April 1, 2025	10,000	$–	1,248,969	$13	1,380,000	$14	$2,646,862	$(3,898)	$(4,314,073)	$(1,671,082)

Common stock issued for private placement	–	–	86,000	1	–	–	429,999	–	–	430,000
Common stock issued for private placement	–	–	1,380,000	14	(1,380,000)	(14)	–	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	–	–	(11,470)	–	(11,470)
Fractional shares from reverse split	–	–	142	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	(189,582)	(189,582)

Balance as of June 30, 2025	10,000	$–	2,715,111	$28	–	$–	$3,076,861	$(15,368)	$(4,503,655)	$(1,442,134)

Balance as of April 1, 2026	–	$–	12,715,111	$128	–	$–	$3,076,761	$5,601	$(5,702,252)	$(2,619,762)

Common stock to be issued under private placement	–	–	–	–	5,652,174	57	389,943	–	–	390,000
Foreign currency translation adjustments	–	–	–	–	–	–	–	(1,398)	–	(1,398)
Net loss	–	–	–	–	–	–	–	–	(653,617)	(653,617)

Balance as of June 30, 2026	–	$–	12,715,111	$128	5,652,174	$57	$3,466,704	$4,203	$(6,355,869)	$(2,884,777)

See accompanying notes to condensed consolidated financial statements.

ZICIX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(UNAUDITED)

	Three Months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(653,617)	$(189,582)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of plant and equipment	–	6,191
Amortization of right-of-use assets	50,250	50,570
Amortization of debt discount (non-cash)	15,050	70,625
Fair value change of convertible debts and promissory note	–	103,137
Written off of property, plant and equipment	79,983	–
Interest expenses on lease liabilities	5,342	9,295
Change in operating assets and liabilities:
Prepayments and other current assets	–	(325,865)
Accrued liabilities and other payables	160,766	97,489
Operating lease liabilities	(61,725)	(56,686)
Net cash used in operating activities	(403,951)	(234,826)

Cash flows from investing activities:
Purchase of plant and equipment	–	(4,971)
Net cash used in investing activities	–	(4,971)

Cash flows from financing activities:
Proceeds from private placement	390,000	430,000
Repayment of bonds payable and convertible debts	–	(21,261)
Advance from (repayment to) a shareholder	135	(156,576)
Advance from (repayment to) a related party	13,816	(71,576)
Net cash provided by financing activities	403,951	180,587

Foreign currency translation adjustments	–	(28,054)

Net change in cash and cash equivalents	–	(87,264)

BEGINNING OF PERIOD	–	89,980

END OF PERIOD	$–	$2,716

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$6,314

See accompanying notes to condensed consolidated financial statements.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

These accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”) for quarterly financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended March 31, 2026 included in the Company’s Form 10-K, as filed with the SEC on October 15, 2026. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for quarterly financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

●	Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include the allowance for expected credit losses, the useful lives of plant and equipment, impairment of long-lived assets, revenue recognition, allowance for deferred tax assets, uncertain tax position, fair value of convertible debts and promissory note and income tax provision.

●	Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Foreign Currencies Translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statements of operations and other comprehensive loss.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the three months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Period-end HKD:US$ exchange rate	7.8343	7.8497
Annualized average HKD:US$ exchange rate	7.8422	7.8040

●	Segment Reporting

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

The operation of coupon redemption app business in United States of America (“U.S.”) was discontinued and closed down in March 2025, in which this segment did not generate any revenue during the three months ended June 30, 2026 and 2025. Based on the management’s assessment, the Company determined that it has one reportable operating segment, as defined by ASC 280. For the three months ended June 30, 2026 and 2025, all of the Company’s revenues and assets are generated in Hong Kong. Therefore, no geographical segments are presented.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers, disaggregated by revenue source for the three months ended June 30, 2026 and 2025:

		For three months ended June 30,
Type of revenue sources	Time of recognition	2026	2025

Product sales	At a point in time	$–	$300,869

●	Leases

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

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

Income taxes are determined in accordance with the provisions of ASC 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the three months ended June 30, 2026 and 2025, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2026 and March 31, 2026, the Company did not have any significant unrecognized uncertain tax positions.

The Company is subject to tax in local US and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the relevant tax authorities.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

●	Convertible Debts and Promissory Note

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

●	Net Loss Per Share

The Company calculates net loss per share in accordance with ASC 260, Earnings per Share. Basic loss per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Comprehensive Loss

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

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

In December 2025, the FASB issued Accounting Standards Update (“ASU”) No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies the applicability, form and content, and interim disclosure requirements in ASC Topic 270 and enhances navigability of the interim reporting guidance. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and after December 15, 2028, for entities other than public business entities. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The ASU requires PIK dividends on equity-classified preferred stock to be initially measured based on the stated PIK dividend rate in the preferred stock agreement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This standard provides guidance on the accounting for environmental credits (such as renewable energy credits, carbon credits) and related obligations. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

For the three months ended June 30, 2026, the Company incurred an operating loss of $653,617 and reported a working capital deficit of $3,364,786 and accumulated deficit of $6,355,869. Since March 2026, the Company has experienced temporary cessation of Dubai business operations due to its inability to execute the scheduled product shipments to its regional distribution hub in Dubai, resulting from regional supply chain and transit disruptions caused by U.S.-Iraq conflict. As of June 30, 2026, the Company’s bank accounts had been suspended, resulting in no cash balances, also certain convertible debts totaling approximately $795,000 (principal and unpaid interest) were in default. The Company has funded its operations and capital expenditure primarily through financial support from its stockholders. The continuation of the Company as a going concern is dependent upon improving profitability, securing continued financial support from its stockholders or raising additional capital through external fund-raising, such as, private placements. Management believes the existing stockholders will provide additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

4.       AMOUNT DUE FROM A RELATED PARTY

As of June 30, 2026 and March 31, 2026, the amount represented temporary advances to a related party, Mr. Lo Yiu Kwok, the director of the Company’s subsidiary, which was unsecured, interest-free and repayable on demand. The balance was $402,569 and $411,430 as of June 30, 2026 and March 31, 2026, respectively. The balance is expected to be settled by December 31, 2026 or earlier.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

5.       LEASES

The Company entered into commercial operating leases with a third party for the use of office in Hong Kong. This lease has original term of 3 years. This operating lease is included in “Right-of-use Assets” on the condensed consolidated balance sheets and represent the Company’s right to use the underlying assets during the lease term. The Company’s obligation to make lease payments are included in “Operating Lease liabilities” on the condensed consolidated balance sheets.

Supplemental balance sheet information related to operating leases was as follows:

	As of
	June 30, 2026	March 31, 2026
Operating lease:
Right-of-use assets, net	$217,867	$268,117

Operating lease liabilities:
Current lease liabilities	$214,622	$228,929
Non-current lease liabilities	18,670	55,240

	$233,292	$284,169

Operating lease expense for the three months ended June 30, 2026 and 2025 was $50,250 and $50,570, respectively.

Other supplemental information about the Company’s operating lease, as of:

	June 30, 2026	March 31, 2026
Weighted average discount rate	8%	8%
Weighted average remaining lease term	1.08	1.33

The following table summarizes the future minimum lease payments due under the Company’s operating lease in the next two years, as of June 30, 2026:

Period ending June 30,
2027	$225,530
2028	18,794
Total minimum operating lease liabilities payment	244,324
Less: imputed interest	(11,032)
Future minimum lease liabilities	$233,292

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”), Mr. Edwin Kai Ip Li (a chief executive officer of the Company), for making decisions, allocating resources and assessing performance.

Based on the management’s assessment, the Company determined that it has one reportable operating segment in the provision of LED carriage boxes and components in Hong Kong, as defined by ASC 280 for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026	2025

Revenues	–	300,869

Cost of revenue	–	(5,601)

Gross profit	–	295,268

Total operating expenses	(522,109)	(273,987)

(Loss) income from operations	(522,109)	21,281

Total other expenses, net	(131,508)	(210,863)

Loss from operations before income taxes	(653,617)	(189,582)
Income tax expense	–	–
Segment loss	(653,617)	(189,582)

For the three months ended June 30, 2026 and 2025, all of the Company’s revenue and assets are locally generated and held in Hong Kong. Therefore, no geographical segments are presented.

7.       AMOUNT DUE TO A SHAREHOLDER

As of June 30, 2026 and March 31, 2026, the amount represented temporary advances made by a shareholder, Cosmos Links International Holding Ltd to the Company for capital expenditure and working capital purpose, which was unsecured, interest free and repayable on demand. The balance was $238,421 and $238,286 as of June 30, 2026 and March 31, 2026, respectively.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8.       BONDS PAYABLE

Bonds payable consisted of the following:

	As of
	June 30, 2026	March 31, 2026
Principal amounts of bonds payable	$92,795	$92,795
Less: unamortized discounts	(608)	(660)
Bonds payable, net	92,187	92,135

Representing:
Current portion	92,187	73,708
Non-current portion	–	18,427
	$92,187	$92,135

These bonds were issued by the Company’s subsidiary, ASN to certain third parties of an aggregate principal amount of $331,874 (HK$2,600,000) under the bond agreements, which carried interest at a rate of 8% per annum.

Bond A: Both annual interest and the principal amount became monthly payable after the seventh month of the bond agreements up to maturity date.

Bond B : Both annual interest and the full principal amount became payable in its entirety at the maturity date.

The debt discounts are amortized into interest expense using the effective interest method over the terms of the bonds. Interest expense in relation to bonds payable for the three months ended June 30, 2026, and 2025 were $16,725 and $14,603, respectively.

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

As of June 30, 2026, certain convertible debts totaling $794,632 in aggregate were in default. Of this amount, $102,564 was subsequently settled through share conversions. The Company is in active negotiations with the remaining debt holders to settle the outstanding balance and the associated unpaid interest of approximately $705,000 in aggregate, as of the date of these financial statements.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Interest expense of convertible debts for the three months ended June 30, 2026 and 2025 were $9,408 and $80,114, respectively.

The conversion derivative, associated with these convertible debts was accounted for as a liability in accordance with ASC 815-40. The conversion derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of conversion derivative liability in the condensed consolidated statements of operations. The convertible debts are made up of the fair value of the embedded conversion option with a fair value, totaling $1,041,318 and $1,040,734, as of June 30, 2026 and March 31, 2026, respectively.

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

Interest expense of the Note for the three months ended June 30, 2026 and 2025 were $20,050 and $14,549, respectively.

The conversion derivative, associated with this promissory note was accounted for as a liability in accordance with ASC 815-40. The conversion derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of conversion derivative liability in the condensed consolidated statements of operations. The convertible promissory note is made up of the fair value of the embedded conversion option with a fair value, as of June 30, 2026 and March 31, 2026 of $183,138 and $168,088, respectively.

11.       STOCKHOLDERS’ DEFICIT

Authorized share

The Company has 400,000,000 shares of Series A Preferred Stock authorized with a par value of $0.00001 per share.

The Company has 27,600,000,000 shares of Common Stock authorized with a par value of $0.00001 per share.

As of June 30, 2026 and March 31, 2026, the Company had 27,600,000,000 and 27,600,000,000 shares of common stock authorized, respectively.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Preferred stock

As of June 30, 2026 and March 31, 2026, the Company had no shares of Series A Preferred Stock issued and outstanding, respectively.

Common stock

As of June 30, 2026 and March 31, 2026, the Company had 12,715,111 and 12,715,111 shares of its common stock issued and outstanding, respectively.

Shares to be issued

On August 3, 2026, the Company received the Notice and agreed to issue Mr. Huang Hsiang-An 29,304 shares of its common stock at the price of $3.50 per share, equal to $102,564 to settle convertible debts payable on August 11, 2026.

As of June 30, 2026 and March 31, 2026, the Company had 29,304 and 0 shares of common stock to be issued, respectively.

12.       INCOME TAX

The provision for income taxes consisted of the following:

Three Months Ended June 30,
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

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

For the three months ended June 30, 2026 and 2025, there were no operating incomes.

BVI

Under the current BVI law, ANGL is not subject to tax on income.

Hong Kong

ASN operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year.

As of June 30, 2026, the operations in Hong Kong incurred $2,829,860 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $416,715 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The reconciliation of income tax computed by applying the U.S. federal income tax rate of 21% to the actual income tax expense benefit at the Company’s effective rate is as follows:

	Three Months Ended June 30,
	2026			2025
	Amount	Percent		Amount	Percent
Computed “expected” tax expense	137,260	21.0%		39,812	21.0%
Effect of differential tax rate – subsidiaries (Note i)	(8,719)	(1.3%	)	(6,987)	(3.7%	)
Tax credits:
Income not subject to taxes	–	0.0%		–	0.0%
Expenses not subject to tax deduction	5,488	0.8%		28,671	15.1%
Changes in unrecognized tax benefits	(134,029)	(20.5%	)	(61,496)	(32.4%	)
Income tax expense	–	0.0%		–	0.0%

Note :

(i)	Represents the foreign income tax rate differential when compared to U.S. statutory income tax rate for the three months ended June 30, 2026 and 2025.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2026 and March 31, 2026:

	June 30, 2026	March 31, 2026

Net operating losses carryforwards	$416,715	$357,695
Less: allowance on deferred tax assets	(416,715)	(357,695)
Deferred tax assets, net	$–	$–

As of June 30, 2026 and March 31, 2026, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the condensed consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

The Company filed income tax returns in the United States federal tax jurisdiction and several state tax jurisdictions. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all these tax three years in which a net operating loss carryforward is available.

13.       RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for capital expenditures and working capital purpose. Those temporary advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Nature of relationships with related parties

Name of related party	Relationship with the Company
Lo Yiu Kwok	Family member of the Company’s director and director of the Company’s subsidiary
Messis Global Limited	Controlled by the Company’s director

Related party balances consisted of the following:

		As of
Name or related party	Nature	June 30, 2026	March 31, 2026

Lo Yiu Kwok	Amount due from a related party	$402,569	$411,430
Messis Global Limited	Accrued liabilities and other payable	697,878	277,722
Cosmos Links International Holding Ltd	Amount due to a shareholder	$238,421	$238,286

As of June 30, 2026 and March 31, 2026, the amount due from a related party represented temporary non-trade advances to Mr. Lo Yiu Kwok, the director of the Company’s subsidiary, which was unsecured and interest-free. The balance was $402,569 and $411,430 as of June 30, 2026 and March 31, 2026, respectively. The balance is expected to be settled by December 31, 2026 or earlier.

As of June 30, 2026 and March 31, 2026, the related party balance from accrued liabilities and other payable represented the accrued consulting services of $697,878 and $277,722 , respectively and recorded as expense in the operations. These service agreements had an aggregate value of $990,000 for a term of six to eight months and were subsequently settled by 14,347,826 shares of common stock.

ZICIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

In the ordinary course of business, during the years presented, the Company has engaged with transactions, either at cost or current market price and in the normal commercial terms among related parties. The following table provides the transactions with these parties for the years, as presented (for the portion of such period that they were considered related):

		Three Months ended June 30,
Name of related party	Nature	2026	2025

Messis Global Limited	Business advisory costs incurred by the Company	$420,000	$23,973
Messis Global Limited	Administrative service support fees received by the Company	$–	$10,973

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

14.       CONCENTRATIONS OF RISKS

The Company is exposed to the following concentrations of risks:

(a)       Major customer

For the three months ended June 30, 2026, the Company has no single customer.

For the three months ended June 30, 2025, the Company has one single customer.

(b)       Major vendor

For the three months ended June 30, 2026, the Company has no single vendor.

For the three months ended June 30, 2025, the Company has one single vendor.

(c)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. Cash equivalents are maintained with high credit quality institutions in Hong Kong, the composition and maturities of which are regularly monitored by the management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$800,000 (equal to $102,115) if the bank in Hong Kong with which an individual/a company hold its eligible deposit fails.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

As of June 30, 2026 and March 31, 2026, the Company did not have any significant commitments and contingencies involved, except for the below:

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

16.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2026, up through the date the Company issued the unaudited condensed consolidated financial statements.

On August 3, 2026, The Company received the Notice and agreed to issue Mr. Huang Hsiang-An 29,304 shares of its common stock at the price of $3.50 per share, equal to $102,564 to settle convertible debts payable.

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

Overview

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

Management is actively monitoring the situation and if financing and opportunities permit, ASN hopes to redirect its business development efforts to other regions not affected by such conflict such as North Africa, US, Europe, and Asia.

We are at a development stage company.

We reported a net loss of $653,617 and $189,582 for the three months ended June 30, 2026, respectively. We had current assets of $498,679 and current liabilities of $3,399,515 as of June 30, 2026.

Our financial statements for three months ended June 30, 2026 and have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders and external fund-raising through private placements. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Results of Operations.

Three Months Ended June 30, 2026, as compared to Three Months Ended June 30, 2025

The following table sets forth selected financial information from our statements of comprehensive income for the three months ended June 30, 2026, and 2025:

	Three Months Ended June 30,
	2026	2025

Revenues, net	$–	$300,869
Cost of revenues	–	(5,601)
Gross profit	–	295,268
Operating expenses:
General and administrative expenses	(522,109)	(273,987)
Total operating expenses	(522,109)	(273,987)
(Loss) income from operations	(522,109)	21,281
Interest expenses on bonds payable, convertible debts and promissory note	(46,183)	(109,266)
Interest on lease liabilities	(5,342)	(9,295)
Written-off of plant and equipment	(79,983)	–
Change in fair value of convertible debts and promissory note	–	(103,137)
Sundry income	–	10,835
Total other expenses, net	(131,508)	(210,863)
Loss before income taxes	(653,617)	(189,582)
Income tax expense	–	–
Net loss	$(653,617)	$(189,582)

Revenues

The Company currently generates one source of revenue:

		For three months ended June 30,
Type of revenue sources	Time of recognition	2026	2025

Product sales	At a point in time	$–	$300,869

For the three months ended June 30, 2026, we generated no revenues, representing a decreased of $300,869 from $300,869 in the same period of 2025. The temporary cessation of our Dubai business operations since March 2026 was primarily due to our inability to execute the scheduled product shipments to the regional distribution hub in Dubai, resulting from regional supply chain and transit disruptions caused by U.S.-Iraq conflicts. We expect to resume our business expansion in Dubai and Middle East, once U.S.-Iraq conflict is resolved.

For the three months ended June 30, 2026, the Company has no single customer who accounted for 10% of its revenues.

Cost of revenues

Cost of revenues of $0 for the three months ended June 30, 2026, decreased by $5,601, as compared to $5,601 in the same period of 2025, which was mainly due to no trading business during the period. Cost of revenues of $5,601 for the three months ended June 30, 2025 consisted primarily of the direct wages, telemarketing service charges, depreciation and amortization of right-of-use assets.

For the three months ended June 30, 2026, the Company has no single vendor who accounted for 100% of its total cost of revenue.

Gross Profit

We achieved a gross profit of $0 and $295,268 for the three months ended June 30, 2026, and 2025, respectively. The decrease in gross profit was mainly due to no trading business during the period.

Operating Expenses

General and Administrative Expenses (“G&A”): General and administrative expenses of $522,109 and $273,987 for the three months ended June 30, 2026, and 2025, respectively. These expenses primarily include payroll, office operating costs, as well as business development advisory fees..

Income Tax Expense

There was no income tax expense for the three months ended June 30, 2026, and 2025.

Liquidity and Capital Resources

Working Capital

As of June 30, 2026, and March 31, 2026, we had working capital deficit of $2,900,836 and $2,726,143, respectively.

Going Concern

For the three months ended June 30, 2026, we incurred an operating loss of $653,617 and reported a working capital deficit of $3,083,974 and accumulated deficit of $6,355,869. Since March 2026, the Company has experienced temporary cessation of Dubai business operations due to its inability to execute the scheduled product shipments to its regional distribution hub in Dubai, resulting from regional supply chain and transit disruptions caused by U.S.-Iraq conflict. As of June 30, 2026, the Company’s bank accounts had been suspended, resulting in no cash balances, also certain convertible debts totaling approximately $795,000 (principal and unpaid interest) were in default. The Company has funded its operations and capital expenditure primarily through financial support from its stockholders. The continuation of the Company as a going concern is dependent upon improving profitability, securing continued financial support from its stockholders or raising additional capital through external fund-raising, such as, private placements. Management believes the existing stockholders will provide additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Cash Flows

The following summarizes the key component of our cash flows for the three months ended June 30, 2026, and 2025:

	Three Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(403,951)	$(234,826)
Net cash provided by investing activities	$–	$(4,971)
Net cash provided by financing activities	$398,996	$180,587

Net Cash Used in Operating Activities

For the three months ended June 30, 2026, net cash used in operating activities was $403,951, which primarily consisted of a net loss of $653,617 and a decrease in operating lease liabilities of $61,725, partially offset by an increase in accrued liabilities and other payables of $160,766, and adjusted for non-cash items including write-off of property, plant, and equipment of $79,983, amortization of right-of-use assets of $50,250, amortization of debt discount of $15,050, and interest expenses on lease liabilities of $5,342.

For the three months ended June 30, 2025, net cash used in operating activities was $234,826, which primarily consisted of a net loss of $189,582, an increase in prepayments and other current assets of $325,865, and a decrease in operating lease liabilities of $56,686, partially offset by an increase in accrued liabilities and other payables of $97,489, and adjusted for non-cash items including fair value change of convertible debts and promissory note of $103,137, amortization of debt discount of $70,625, amortization of right-of-use assets of $50,570, interest expenses on lease liabilities of $9,295, and depreciation of plant and equipment of $6,191.

Net Cash Used In Investing Activities

There was no cash flow from investing activities for discontinued operations for the three months ended June 30, 2026.

For the three months ended June 30, 2025, net cash used in investing activities of $4,971, represents purchase of plant and equipment during the period.

Net Cash Provided by Financing Activities

For the three months ended June 30, 2026, net cash provided by financing activities for continuing operations was $398,996 which consisted primarily of subscription proceeds from private placement of $390,000, advance from a shareholder of $135 and advance from a related party of $8,861.

For the three months ended June 30, 2025, net cash provided by financing activities for continuing operations was $180,587 which consisted primarily of subscription proceeds from private placement of $430,000 and offset by repayment of bonds payable and convertible debts of $21,261, repayment to a shareholder of $156,576 and repayment to a related party of $71,576.

All advances are repayable on demand and interest-free.

Material Cash Requirements

As of June 30, 2026, we had an accumulated deficit of $6,355,869. Our material cash requirements are highly dependent upon the additional financial support from our stockholders in the next 12 - 18 months.

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

Subsequently, the Company’s subsidiary, ASN, did not meet with the minimum annual revenue of $500,000 as the performance milestone for the first year from July 26, 2024 to July 25, 2025, and the second year from July 26, 2025 to July 25, 2026 under the Performance Period, therefore no earnout shares were issued.

Except as noted above, we had no other contractual obligations and material commercial commitments as of June 30, 2026.

Critical Accounting Estimates

Our Annual Report on Form 10-K for the year ended March 31, 2026, includes a description of certain critical accounting estimates, including those with respect to the allowance for expected credit losses, the useful lives of plant and equipment, impairment of long-lived assets, revenue recognition, allowance for deferred tax assets, uncertain tax position, fair value of convertible debts and promissory note and income tax provision, which we believe are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. During the quarter ended June 30, 2026, there have been no material changes to the critical accounting estimates described in our Annual Report on Form 10-K for the year ended March 31, 2026.

Recently Issued Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s unaudited condensed consolidated financial statements. A list of recently issued accounting pronouncements that are relevant to us is included in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report (see “Note 2 – Summary of Significant Accounting Policies”).

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were not effective as of June 30, 2026.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2025, the Company and Messis Global Limited, a company incorporated under the laws of Hong Kong (the “Service Provider”) entered into a Service Agreement pursuant to which the Service Provider agreed to provide due diligence and business development services for the Southeast Asia and Australia regions for an annual fee of Three Million Hong Kong Dollars (HKD 3,000,000), representing approximately $390,000, payable in shares of the Company’s common stock. On September 29, 2026, the Company issued 5,652,174 shares of the Company’s common stock to a designee of the Service Provider, as payment in full of such Three Hundred Ninety Thousand Dollars, at a per share price of $0.069, which is the ten-day volume weighted per share price calculated from September 1, 2026.

We are parties to a Services Agreement dated September 1, 2025, with the Service Provider pursuant to which the Service Provider agreed to provide to the Company certain business development services in the European region for an annual fee of Six Hundred Thousand Dollars ($600,000), payable in shares of the Company’s common stock. On September 29, 2026, the Company issued 8,695,652 shares of the Company’s common stock to a designee of the Service Provider, as payment in full of the Six Hundred Thousand Dollar fee, at a per share price of $0.069, which is the ten-day volume weighted per share price calculated from September 1, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the period ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities (3)
10.1	Stock Purchase Agreement dated June 7, 2024, by and between The William A. Petty Living Trust and Lo Wai Lin (1)
10.2	Stock Purchase Agreement dated July 25, 2024, by and between Zicix Corporation, a Nevada corporation, Lo Yiu Kwok (“Seller”) and ASN Zone One Limited, a Hong Kong private limited company (1)
10.3	Framework Agreement for Regional Market Cooperation in the Middle East, Africa and Asia, dated November 7, 2024, between ASN Zone One Limited and Shenzhen Qianhai Hengyunlian Technology Co., Ltd. (1)
10.4	Tenancy Agreement, dated October 8, 2024, by and between Market Century Global Limited and ASN Zone One Limited (1)
10.5	Convertible Promissory Note dated September 16, 2024, in the Principal Amount of $200,000 in favor of Chen Rui Teng (2)
21	Subsidiaries (3)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 14, 2025.
(2)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 20, 2026
(3)	Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 15, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZICIX CORPORATION

Date: October 15, 2026	By:	/s/ Edwin Li
Name: Edwin Li
Title: Chief Executive Officer

